Form 10-Q
period 1996-03-31
PAMRAPO BANCORP INC
filed 1996-05-08
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               -----------------------------------------

                                       OR


/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

                         Commission File Number    0-18014
                                                -------------


     PAMRAPO BANCORP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                 22-2984813
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)

   611 Avenue C, Bayonne, New Jersey                                  07002
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              201-339-4600


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 1996.
                                         --------------

         $.01 par value common stock  -  3,317,464 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                        Page
                                                                       Number
                                                                       ------
PART I - FINANCIAL INFORMATION



         Consolidated Financial Statements of Condition
          at March 31, 1996 and December 31, 1995 (Unaudited)             1



         Consolidated Statements of Income for the
          Three Months Ended March 31, 1996 and 1995 (Unaudited)          2



         Consolidated Statement of
          Cash Flows for the Three Months Ended
          March 31, 1996 and 1995 (Unaudited)                           3 - 4



         Notes to Consolidated Financial Statements                       5


         Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 6 - 11



PART II - OTHER INFORMATION                                            12 - 13



SIGNATURES                                                               14



                                           PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      ----------------------------------------------
                                                      (Unaudited)



                                                                                          March 31,    December 31,
               Assets                                                                       1996           1995
               ------                                                                   ------------   ------------
               Cash and amounts due from depository institutions                        $  8,625,293   $  9,293,609
               Interest-bearing deposits in other banks                                    7,700,000      4,500,000
               Federal funds sold                                                            100,000        100,000
                                                                                        ------------   ------------
                  Total cash and cash equivalents                                         16,425,293     13,893,609
               Securities available for sale                                              29,557,272     28,427,064
               Investment securities held to maturity, estimated
                fair value of $99,000 (1996) and (1995)                                       99,000         99,000
               Mortgage-backed securities held to maturity, net; estimated
                fair value of $92,297,000 (1996) and $97,329,000 (1995)                   93,272,230     96,564,583
               Loans receivable, net                                                     213,802,427    218,140,313
               Foreclosed real estate, net                                                 2,085,879      1,467,396
               Investment in real estate, net                                                304,027        307,375
               Premises and equipment, net                                                 3,687,771      3,716,785
               Federal Home Loan Bank of New York stock, at cost                           3,072,600      3,072,600
               Interest receivable, net                                                    2,974,552      2,954,256
               Excess of cost over assets acquired                                           515,525        545,850
               Other assets                                                                2,597,231      2,175,799
                                                                                        ------------   ------------
                  Total assets                                                          $368,393,807   $371,364,630
                                                                                        ============   ============
               Liabilities and stockholders' equity
               ------------------------------------

               Liabilities
               -----------

               Deposits                                                                 $302,075,232   $298,900,764
               Advances from Federal Home Loan Bank of New York                            3,583,100      7,583,100
               Other borrowed money                                                          405,901        459,855
               Advance payments by borrowers for taxes and insurance                       1,783,344      1,632,215
               Other liabilities                                                           3,462,197      3,413,267
                                                                                        ------------   ------------
                  Total liabilities                                                      311,309,774    311,989,201
                                                                                        ------------   ------------
               Stockholders' equity
               --------------------

               Preferred stock;
                authorized 3,000,000 shares; issued and outstanding - none                      -              -
               Common stock; par value $.01; authorized
                7,000,000 shares; 3,450,000 shares issued;
                3,317,464 shares (1996) and 3,393,034 shares (1995)  outstanding              34,500         34,500
               Paid-in capital in excess of par value                                     18,906,768     18,906,768
               Retained earnings - substantially restricted                               41,380,531     41,284,431
               Unrealized (loss) on securities available for sale, net                       (90,676)       (41,154)
               Debt of employee stock ownership plan                                         (99,188)      (148,781)
               Treasury stock, at cost; 132,536 shares (1996) and 56,966 shares (1995)    (3,047,902)      (660,335)
                                                                                        ------------   ------------
                  Total stockholders' equity                                              57,084,033     59,375,429
                                                                                        ------------   ------------
                  Total liabilities and stockholders' equity                            $368,393,807   $371,364,630
                                                                                        ============   ============

               See notes to consolidated financial statements.




                                       PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       --------------------------------------
                                                   (Unaudited)


                                                                        Three Months Ended
                                                                            March 31,
                                                                     ------------------------
                                                                        1996          1995
                                                                     -----------   ----------
            Interest income:
               Loans                                                 $ 4,941,218   $ 5,123,341
               Mortgage-backed securities                              1,958,064     2,005,782
               Investments and other interest-earning assets             276,163       292,615
                                                                     -----------   -----------
                  Total interest income                                7,175,445     7,421,738
                                                                     -----------   -----------
            Interest expense:
               Deposits                                                2,793,189     2,511,175
               Advances and other borrowed money                         109,545       268,888
                                                                     -----------   -----------
                  Total interest expense                               2,902,734     2,780,063
                                                                     -----------   -----------
            Net interest income                                        4,272,711     4,641,675
            Provision for loan losses                                    150,000       100,000
                                                                     -----------   -----------
            Net interest income
             after provision for loan losses                           4,122,711     4,541,675
                                                                     -----------   -----------
            Non-interest income:
               Fees and service charges                                  107,978       114,156
               Miscellaneous                                              50,979        72,430
                                                                     -----------   -----------
                  Total non-interest income                              158,957       186,586
                                                                     -----------   -----------
            Non-interest expenses:
               Salaries and employee benefits                          1,323,105     1,244,832
               Net occupancy expense of premises                         198,103       164,787
               Equipment                                                 195,719       182,285
               Advertising                                                42,947        39,937
               Loss on foreclosed real estate                             64,625        48,267
               Federal insurance premium                                 175,073       181,814
               Amortization of intangibles                                30,325        30,325
               Miscellaneous                                             835,314       479,389
                                                                     -----------   -----------
                  Total non-interest expenses                          2,865,211     2,371,636
                                                                     -----------   -----------
            Income before income taxes                                 1,416,457     2,356,625
            Income taxes                                                 212,377       814,318
                                                                     -----------   -----------
            Net income                                               $ 1,204,080   $ 1,542,307
                                                                     ===========   ===========

            Net income per common share
             and common stock equivalents                            $       .35   $       .46
                                                                     ===========   ===========

            Dividends per common share                               $      .225   $      .175
                                                                     ===========   ===========

            Weighted average number of common shares
             and common stock equivalents outstanding                  3,441,860     3,350,791
                                                                     ===========   ===========

            See notes to consolidated financial statements.




                                                    PAMRAPO BANCORP, INC.
                                                      AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                       (Unaudited)



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                            ---------------------------
                                                                                                1996           1995
                                                                                            ------------   ------------
               Cash flows from operating activities:
                  Net income                                                                $  1,204,080   $  1,542,307
                  Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation of premises and equipment and investment in real estate         80,072         81,952
                     Amortization of deferred fees, premiums and discounts, net                  (38,871)       (12,331)
                     Loss on sale of foreclosed real estate                                        1,610          4,135
                     Provision for loan losses                                                   150,000        100,000
                     Provision for losses on foreclosed real estate                               30,000         30,000
                     Decrease (increase) in interest receivable, net                             (20,296)        84,532
                     (Increase) in other assets                                                 (392,332)       (19,023)
                     Increase in other liabilities                                                48,930        884,409
                     Amortization of intangibles                                                  30,325         30,325
                     Amortization of cost of stock contributed to
                      Management Recognition and Retention Plan and Trust                           -             4,149
                     Reduction in debt of Employee Stock Ownership Plan                           49,593         49,593
                                                                                            ------------   ------------
                        Net cash provided by operating activities                              1,143,111      2,780,048
                                                                                            ------------   ------------
               Cash flows from investing activities:
                  Proceeds from maturities of securities available for sale                         -         5,000,000
                  Purchases of securities available for sale                                  (2,000,000)          -
                  Principal repayments on securities available for sale                          777,427        176,638
                  Principal repayments on mortgage-backed securities held to maturity          3,271,459      3,187,557
                  Purchase of loans                                                                 -           (62,000)
                  Sale of student loans                                                          220,716        172,072
                  Net change in loans receivable                                               3,210,980       (477,966)
                  Proceeds from sale of foreclosed real estate                                   179,605         89,365
                  Additions to premises and equipment                                            (47,710)      (102,048)
                  (Purchase) of Federal Home Loan Bank of New York stock                            -           (48,000)
                                                                                            ------------   ------------
                        Net cash provided by investing activities                              5,612,477      7,935,618
                                                                                            ------------   ------------
               Cash flows from financing activities:
                  Net (decrease) increase in deposits                                          3,174,468     (5,410,087)
                  Repayment of borrowings                                                        (53,954)       (51,215)
                  Net (decrease) in advances from Federal Home Loan Bank of New York          (4,000,000)    (5,000,000)
                  Increase in advance payments by borrowers for taxes and insurance              151,129        158,790
                  Purchase of treasury stock                                                  (3,047,500)          -
                  Proceeds from sale of treasury stock                                           327,973        721,382
                  Cash dividends paid                                                           (776,020)      (593,781)
                                                                                            ------------   ------------
                        Net cash (used in) financing activities                               (4,223,904)   (10,174,911)
                                                                                            ------------   ------------
               Net increase in cash and cash equivalents                                       2,531,684        540,755
               Cash and cash equivalents - beginning                                          13,893,609     12,134,632
                                                                                            ------------   ------------
               Cash and cash equivalents - ending                                           $ 16,425,293   $ 12,675,387
                                                                                            ============   ============

            See notes to consolidated financial statements.




                                                   PAMRAPO BANCORP, INC.
                                                     AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                       (Unaudited)



                                                                                                 Three Months Ended
                                                                                                    March 31,
                                                                                            ---------------------------
                                                                                                1996           1995
                                                                                            ------------   ------------

               Supplemental information:
                  Increase in unrealized (loss) on securities available for sale, net       $    (49,522)  $   (173,869)
                                                                                            ============   ============

                  Transfer of loans receivable to foreclosed real estate                    $    993,698   $    120,892
                                                                                            ============   ============

                  Loans to facilitate sale of foreclosed real estate                        $    164,000   $    100,000
                                                                                            ============   ============

                  Debt incurred in connection with purchase of office building              $       -      $    325,000
                                                                                            ============   ============

                  Cash paid during the period for:
                     Income taxes                                                           $       -      $    285,161
                                                                                            ============   ============

                     Interest on deposits and borrowings                                    $  2,902,734   $  2,795,287
                                                                                            ============   ============


















            See notes to consolidated financial statements.


                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  PRINCIPLES OF CONSOLIDATION
- - -------------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Corporation"), and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2. BASIS OF PRESENTATION
- - ------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.  NET INCOME PER COMMON SHARE
- - -------------------------------

Net income per common share is based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could have been purchased from the proceeds at the average market price of the Corporation's common stock.

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



CHANGES IN FINANCIAL CONDITION
- - ------------------------------

The Corporation's assets at March 31, 1996 totalled $368.4 million, which represents a decrease of $3.0 million or .81% as compared with $371.4 million at December 31, 1995. Securities available for sale at March 31, 1996 increased $1.2 million or 4.23% to $29.6 million when compared with $28.4 million at December 31, 1995. The increase during the three months ended March 31, 1996 resulted primarily from purchases of securities available for sale of $2.0 million which offset repayments on securities available for sale of $777,000. Investment securities remained unchanged at $99,000 at March 31, 1996 and December 31, 1995. Mortgage-backed securities decreased $3.3 million or 3.42% to $93.3 million at March 31, 1996 when compared to $96.6 million at December 31, 1995, as a result of principal repayments during the three months ended March 31, 1996. Net loans amounted to $213.8 million at March 31, 1996 as compared to $218.1 million at December 31, 1995, which represents a decrease of $4.3 million or 1.97%. The decrease, during the three months ended March 31, 1996, resulted primarily from the transfer of $1.0 million in loans to foreclosed real estate and loan principal repayments exceeding loan originations by $3.2 million. Foreclosed real estate increased from $1.5 million at December 31, 1995 to $2.1 million at March 31, 1996. At March 31, 1996, foreclosed real estate consisted of nineteen properties, five of which, with a combined book value of $622,000, are under contract for sale. Total deposits at March 31, 1996 increased $3.2 million or 1.07% to $302.1 million when compared with $298.9 million at December 31, 1995. Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $3.6 million and $7.6 million at March 31, 1996 and December 31, 1995, respectively. The decrease, during the three months ended March 31, 1996, resulted from a decrease in short-term advances from the FHLB of $4.0 million. Stockholders' equity totalled $57.1 million and $59.4 million at March 31, 1996 and December 31, 1995, respectively. During the three months ended March 31, 1996, the Corporation repurchased 132,500 shares of its common stock at $23.00 per share, totalling $3.0 million, under the stock repurchase program and issued 56,930 shares of its common stock out of treasury stock for $328,000 as a result of the excercise of stock options by the directors, officers and employees of the Corporation and the Bank.

COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - -------------------------------------------

Net income decreased $338,000, or 21.92% to $1.204 million for the three months ended March 31, 1996 compared with $1.542 million for the same 1995 period. The decrease in net income during the 1996 period resulted from decreases in total interest income and non-interest income, along with increases in total interest expense, non-interest expenses and provision for loan losses, which were partially offset by a decrease in income taxes.

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Cont'd.)
- - -------------------------------------------

Interest income on loans decreased $182,000 or 3.55% to $4.9 million during the three months ended March 31, 1996 when compared with $5.1 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the yield earned on the loan portfolio along with a decrease in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $48,000 or 2.38%, to $1.96 million during the three months ended March 31, 1996 when compared with $2.01 million for the same 1995 period. The decrease during the 1996 period resulted primarily from a decrease in the average balance of mortgage-backed securities outstanding. Interest earned on investments and other interest-earning assets decreased by $17,000 or 5.80% to $276,000 during the three months ended March 31, 1996, when compared to $293,000 during the same 1995 period primarily due to a decrease in the average balance of such assets outstanding.

Interest expense on deposits increased $282,000 or 11.23% to $2.8 million during the three months ended March 31, 1996 when compared to $2.5 million during the same 1995 period. Such increase was primarily attributable to an increase in the cost of such deposits. Interest expense on advances and other borrowed money decreased by $159,000 or 59.11% to $110,000 during the three months ended March 31, 1996 when compared with $269,000 during the same 1995 period, primarily due to a decrease in the average balance of advances outstanding from the FHLB. At March 31, 1996 and 1995, and December 31, 1995 and 1994, total advances and other borrowed money totalled $4.0 million, $13.2 million, $8.0 million and $17.9 million, respectively.

Net interest income decreased $369,000 or 7.95% during the three months ended March 31, 1996 when compared with the same 1995 period. Such decrease was due to a decrease in total interest income of $246,000 along with an increase in total interest expense of $123,000.

During the three months ended March 31, 1996 and 1995, the Bank provided $150,000 and $100,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 1996 and December 31, 1995, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $9.1 million or 2.47% of total assets and $10.9 million or 2.94% of total assets, respectively. At March 31, 1996, $2.8 million of non-performing loans were accruing interest and $6.3 million were on non-accrual status. During the three months ended March 31, 1996 and 1995, the Bank transferred $1.0 million and $121,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 1996 and 1995, the Bank charged off loans aggregating $174,000 and $115,000, respectively. The allowance for loan losses amounted to $2.731 million at March 31, 1996, representing 1.25% of total loans and 29.90% of loans delinquent ninety days or more, and $2.725 million at December 31, 1995, representing 1.22% of total loans and 25.09% of loans delinquent ninety days or more.

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Cont'd.)
- - -------------------------------------------

Non-interest income decreased $28,000 or 14.97% to $159,000 during the three months ended March 31, 1996 from $187,000 during the same 1995 period. The decrease resulted from decreases in fees and service charges and miscellaneous income of $6,000 and $22,000, respectively.

Non-interest expenses increased $493,000 or 20.78% million during the three months ended March 31, 1996 when compared with the same 1995 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, loss on foreclosed real estate and miscellaneous expenses increased $78,000, $33,000, $14,000, $3,000, $16,000 and $356,000, respectively, which was sufficient to offset a decrease in federal insurance premium of $7,000 during the 1996 period when compared to the same 1995 period. The increase in miscellaneous expenses resulted primarily from an increase in correspondent bank service charges and non-recurring expenses of approximately $250,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes totalled $212,000 and $814,000 during the three months ended March 31, 1996 and 1995, respectively. The decrease during the 1996 period resulted from a decrease in pre-tax income of $940,000 and a reduction in income tax expense of approximately $293,000 resulting from the excercise of non-statutory stock options.



LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 11.05% during the month of March 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities principal, FHLB-NY advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Federal funds sold and interest-bearing deposits at March 31, 1996 amounted to $100,000 and $7.7 million, respectively.

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)
- - -------------------------------

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:


                                                      Three Months Ended
                                                          March 31,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
                                                        (In Thousands)

Cash and cash equivalents - beginning                 $ 13,894   $ 12,135
                                                      --------   --------
Operating activities:
   Net income                                            1,204      1,542
   Adjustments to reconcile
    net income to net cash
    provided by operating activities                       (61)     1,238
                                                      --------   --------
Net cash provided by operating activities                1,143      2,780

Net cash provided by investing activities                5,612      7,935

Net cash (used in) financing activities                 (4,224)   (10,175)
                                                      --------   --------
Net increase in cash and cash equivalents                2,531        540
                                                      --------   --------
Cash and cash equivalents - ending                    $ 16,425   $ 12,675
                                                      ========   ========


Cash was generated by operating activities during the three months ended March 31, 1996. The primary source of cash was net income. Funds used in financing activities resulted primarily from a $4.0 million reduction in short-term FHLB advances and the utilization of $3.0 million to repurchase 132,500 shares of its common stock at a price of $23.00 per share, which more than offset a net increase in deposits of $3.2 million. Additionally, during the three months ended March 31, 1996, the Corporation issued 56,930 shares of its common stock out of treasury stock for $328,000 as a result of the excercise of stock options by the directors, officers and employees of the Corporation and the Bank. Cash dividends paid during the three months ended March 31, 1996 and 1995 amounted to $776,000 and $594,000, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $213.8 million and $218.1 million at March 31, 1996 and December 31, 1995, respectively. Securities available for sale totalled $29.6 million and $28.4 million at March 31, 1996 and December 31, 1995, respectively. Mortgage-backed securities held to maturity totalled $93.3 million and $96.6 million at March 31, 1996 and December 31, 1995, respectively. In addition to funding new loan production and the purchase of mortgage-backed securities through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)
- - -------------------------------

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds sold and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY which provide an additional source of funds. At March 31, 1996, advances from the FHLB amounted to $3.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 1996, the Bank has outstanding commitments to originate mortgage loans of $12.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1996, totalled $112.9 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 3.0% of its adjusted total assets. The core capital requirement has been effectively increased to 4.0% since under OTS regulations an institution with less than 4.0% core capital is deemed to be "undercapitalized". The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk- weighted assets.

The following table sets forth the Bank's capital position at March 31, 1996, as compared to the minimum regulatory capital requirements:


                                                               Percent of
                                                                Adjusted
                                                     Amount      Assets
                                                    --------   ----------
                                                    (Dollars in Millions)
  Tangible Capital:
     Requirement                                    $  5,546       1.50%
     Actual                                           46,380      12.54
                                                    --------    -------
     Excess                                         $ 40,834      11.04%
                                                    ========    =======
  Core Capital:
     Requirement                                    $ 14,790       4.00
     Actual                                           46,380      12.54
                                                    --------    -------
     Excess                                         $ 31,590       8.54%
                                                    ========    =======
  Risk-based Capital:
     Requirement                                    $ 14,623       8.00%
     Actual                                           48,526      26.55
                                                    --------    -------
     Excess                                         $ 33,903      18.55%
                                                    ========    =======


                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)
- - -------------------------------

The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that will be incorporated in the OTS regulatory capital rules. Under the new regulations, only savings associations with "above normal" interest rate risk exposure would be required to maintain additional capital. The dollar amount of capital would be an addition to a savings association's existing risk-based capital requirement. The OTS recently deferred implementation of this regulation. It is estimated under the new regulation, the Bank's risk-based capital requirement would increase by approximately $2.1 million at March 31, 1996, which would not affect the Bank's compliance with OTS capital regulations. The Bank is considered a "Well-Capitalized" institution under the OTS' prompt corrective action regulations.



SUPERVISORY EXAMINATION
- - -----------------------

The Bank's financial statements are periodically examined by the OTS, Federal Deposit Insurance Corporation and New Jersey Department of Banking, as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.



RECAPITALIZATION OF SAIF
- - ------------------------

Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Corporation. Without passage of legislation addressing the FDIC insurance premium disparity, the Bank, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Corporation's earnings and the Corporation may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

                              PAMRAPO BANCORP, INC.

                                     PART II



ITEM 1. Legal Proceedings
        -----------------

On February 15, 1994, Bank Pulska Kasa Opieki S.A. filed a complaint in the United States District Court, District of New Jersey against the Bank and Chemical Banking Corporation, Civil No. 94-663. See Form 10-K for the fiscal year ended December 31, 1995 for further discussion.

Neither the Corporation nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which in the aggregate are believed by management to be immaterial to the financial condition of the Corporation and the Bank, except as discussed above.



ITEM 2. Changes in Securities
        ---------------------

        Not applicable.



ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.



ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Annual Stockholders' Meeting was held on March 29, 1996. The following matters were submitted to the stockholders:


          1.  Election of three directors:

              A. Directors elected at the meeting for terms to expire in 1999:

                                                          Number of Shares
                                                        -------------------
                                                          For      Withheld
                                                        --------   --------

                  Mr. William J. Campbell              1,778,780*   118,271
                  Mr. Daniel J. Massarelli             1,778,780*   118,271
                  Mr. Francis J. O'Donnell             1,778,334*   118,717

                  The following directors' term of office as a director continued after the meeting:

                     (i)    Dr. Jaime Portela
                     (ii)   Mr. James Kennedy
                     (iii)  Mr. John A. Morecraft
                     (iv)   Mr. Girard P. Seymour, Jr.

                              PAMRAPO BANCORP, INC.

                                PART II (Cont'd.)



Item 4.Submission of Matters to a Vote of Security Holders (Cont'd.)
       ---------------------------------------------------


               B.  Other persons receiving votes as directors:

                                                          Number of Shares
                                                          -----------------

                                                           For      Withheld
                                                         -------    --------

                   Mr. Roger T. Conlan                  1,026,677     31,918
                   Dr. Gerald R. Mattia                   373,527      3,202
                   Mr. Montoro J. Sagrestano            1,026,463     32,132



                                                    Number of Shares
                                          ----------------------------------
                                             For        Against    Abstained
           2.  The ratification of        ---------    ---------   ---------
               Radics & Co., LLC, as
               independent auditors
               of the Corporation for
               the Fiscal year ending
               December 31, 1996.         2,914,361*     28,278      12,539

           3.  To request and recommend
               that the Board of Directors
               commence taking those
               steps necessary and
               appropriate to facilitate
               and promote a sale of
               Pamrapo Bancorp or its
               bank subsidiary, in a
               transaction subject to
               stockholders' approval.    1,385,185   1,545,095*     25,298

           * Excludes 132,500 shares which were purchased during the three months ended March 31, 1996 and were ineligible to be voted.


ITEM 5. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  The following Exhibits are filed as part of this report.

                 3.1    Certification of Incorporation of Pamrapo Bancorp,
                        Inc.*
                 3.2    By-Laws of Pamrapo Bancorp, Inc.*
                11.0    Computation of earnings per share (filed herewith).
                27.0    Financial data schedule (filed herewith).

                       *Incorporated herein by reference to Form S-1,
                        Registration Statement, as amended, filed on August 11, 1989, Registration Number 33-30370.


        (b) Reports on Form 8-K

            None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                     PAMRAPO BANCORP, INC.



Date: May 7, 1996                    By:/s/ William J. Campbell
     -------------------------          ----------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer




Date: May 7, 1996                    By:/s/ Gary J. Thomas
     -------------------------          -----------------------------------
                                        Gary J. Thomas
                                        Vice President, Chief Financial Officer