Form 10-Q
period 1996-06-30
PAMRAPO BANCORP INC
filed 1996-08-09
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

                                   FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1996
                              ----------------------------------------------
                                      OR


/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                      Commission File Number    0-18014
                                                -------

                            PAMRAPO BANCORP, INC.
- - ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                             22-2984813
- - ----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   611 Avenue C, Bayonne, New Jersey                               07002
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           201-339-4600
                                                  --------------------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No______
                                                     --


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 1996.
                                                -------------

         $.01 par value common stock  -  3,280,964 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX



                                                                     Page
                                                                    Number
                                                                    ------
PART I - FINANCIAL INFORMATION



         Consolidated Statements of Financial Condition
          at June 30, 1996 and December 31, 1995 (Unaudited)           1



         Consolidated Statements of Income for
          the Three Months and Six Months Ended
          June 30, 1996 and 1995 (Unaudited)                           2



         Consolidated Statement of Cash Flows
          for the Six Months Ended
          June 30, 1996 and 1995 (Unaudited)                         3 - 4



         Notes to Consolidated Financial Statements                    5


         Management's Discussion and Analysis of
          Financial Condition and Results of Operations              6 - 13



PART II - OTHER INFORMATION                                           14



SIGNATURES                                                            15


                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)



                                                                           June 30,     December 31,
Assets                                                                       1996           1995
- - ------                                                                   ------------   ------------
Cash and amounts due from depository institutions                        $ 10,238,835   $  9,293,609
Interest-bearing deposits in other banks                                    4,500,000      4,500,000
Federal funds sold                                                            100,000        100,000
                                                                         ------------   ------------

   Total cash and cash equivalents                                         14,838,835     13,893,609

Securities available for sale                                              26,146,013     28,427,064
Investment securities held to maturity, estimated
 fair value of $99,000                                                           -            99,000
Mortgage-backed securities held to maturity, net;
 estimated fair value of $92,599,000 (1996) and $97,329,000 (1995)         94,233,619     96,564,583
Loans receivable, net                                                     214,637,884    218,140,313
Foreclosed real estate, net                                                 2,170,917      1,467,396
Investment in real estate, net                                                307,465        307,375
Premises and equipment, net                                                 3,652,400      3,716,785
Federal Home Loan Bank of New York stock, at cost                           3,072,600      3,072,600
Interest receivable, net                                                    2,856,533      2,954,256
Excess of cost over assets acquired                                           485,200        545,850
Other assets                                                                3,151,612      2,175,799
                                                                         ------------   ------------
   Total assets                                                          $365,553,078   $371,364,630
                                                                         ============   ============

Liabilities and stockholders' equity
- - ------------------------------------

Liabilities
- - -----------

Deposits                                                                 $302,539,951   $298,900,764
Advances from Federal Home Loan Bank of New York                              583,100      7,583,100
Other borrowed money                                                          351,858        459,855
Advance payments by borrowers for taxes and insurance                       1,851,576      1,632,215
Other liabilities                                                           3,683,362      3,413,267
                                                                         ------------   ------------
   Total liabilities                                                      309,009,847    311,989,201
                                                                         ============    ===========

Stockholders' equity
- - --------------------

Preferred stock; authorized 3,000,000 shares;
 issued and outstanding - none
Common stock; par value $.01; authorized
 7,000,000 shares; 3,450,000 shares issued;
 3,280,964 shares (1996) and 3,393,034 shares (1995) outstanding               34,500         34,500
Paid-in capital in excess of par value                                     18,906,768     18,906,768
Retained earnings - substantially restricted                               41,679,729     41,284,431
Unrealized loss on securities available for sale, net                        (266,707)       (41,154)
Debt of employee stock ownership plan                                         (49,594)      (148,781)
Treasury stock, at cost;
 169,036 shares (1996) and 56,966 shares (1995)                            (3,761,465)      (660,335)
                                                                         ------------   ------------
   Total stockholders' equity                                              56,543,231     59,375,429
                                                                         ------------   ------------
   Total liabilities and stockholders' equity                            $365,553,078   $371,364,630
                                                                         ============   ============

            See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                    --------------------------------------
                                  (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                      -----------------------   --------------------------
                                                          1996         1995         1996          1995
                                                       ----------   ----------  ----------     ----------
Interest income:
   Loans                                               $4,793,984   $5,043,244   $ 9,735,202   $10,166,585
   Mortgage-backed securities                           1,878,422    2,024,793     3,836,486     4,030,575
   Investments and other interest-earning assets          317,396      280,891       593,559       573,506
                                                       ----------   ----------   -----------   -----------
      Total interest income                             6,989,802    7,348,928    14,165,247    14,770,666
                                                       ----------   ----------   -----------   -----------
Interest expense:
   Deposits                                             2,787,938    2,681,006     5,581,127     5,192,181
   Advances and other borrowed money                       27,812      187,518       137,357       456,406
                                                       ----------   ----------   -----------   -----------
      Total interest expense                            2,815,750    2,868,524     5,718,484     5,648,587
                                                       ----------   ----------   -----------   -----------

Net interest income                                     4,174,052    4,480,404     8,446,763     9,122,079
Provision for loan losses                                 150,000      100,000       300,000       200,000
                                                       ----------   ----------   -----------   -----------

Net interest income
 after provision for loan losses                        4,024,052    4,380,404     8,146,763     8,922,079
                                                       ----------   ----------   -----------   -----------

Non-interest income:
   Fees and service charges                               108,575      117,906       216,553       232,062
   Miscellaneous                                           48,412       40,667        99,391       113,097
                                                       ----------   ----------   -----------   -----------
      Total non-interest income                           156,987      158,573       315,944       345,159
                                                       ----------   ----------   -----------   -----------

Non-interest expenses:
   Salaries and employee benefits                       1,320,369    1,150,989     2,643,474     2,395,821
   Net occupancy expense of premises                      185,795      151,040       383,898       315,827
   Equipment                                              179,651      169,836       375,370       352,121
   Advertising                                             26,979       29,422        69,926        69,359
   Loss on foreclosed real estate                          49,089       51,693       113,714        99,960
   Federal insurance premium                              172,339      181,815       347,412       363,629
   Amortization of intangibles                             30,325       30,325        60,650        60,650
   Miscellaneous                                          586,385      672,393     1,421,699     1,151,782
                                                       ----------   ----------   -----------   -----------
      Total non-interest expenses                       2,550,932    2,437,513     5,416,143     4,809,149
                                                       ----------   ----------   -----------   -----------

Income before income taxes                              1,630,107    2,101,464     3,046,564     4,458,089
Income taxes                                              587,742      731,377       800,119     1,545,695
                                                       ----------   ----------   -----------   -----------
Net income                                             $1,042,365   $1,370,087   $ 2,246,445   $ 2,912,394
                                                       ==========   ==========   ===========   ===========

Net income per common share
 and common stock equivalents                          $      .32   $      .40   $       .67   $       .86
                                                       ==========   ==========   ===========   ===========

Dividends per common share                             $     .225   $     .175   $      .450   $      .350
                                                       ==========   ==========   ===========   ===========

Weighted average number of common shares
 and common stock equivalents outstanding               3,312,506    3,439,275     3,377,183     3,395,033
                                                       ==========   ==========   ===========   ===========

See notes to consolidated financial statements.

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                               ---------------------------
                                                                                   1996           1995
                                                                               ------------   ------------
  Cash flows from operating activities:
     Net income                                                                $  2,246,445   $  2,912,394
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate        160,217        157,846
        Amortization of deferred fees, premiums and discounts, net                  (79,667)      (103,856)
        Provision for loan losses                                                   300,000        200,000
        Provision for losses on foreclosed real estate                               47,000         30,000
        Loss on sale of foreclosed real estate                                       12,393          7,635
        Decrease in interest and dividends receivable, net                           97,723        208,795
        (Increase) in other assets                                                 (843,363)      (121,690)
        Increase in other liabilities                                               270,095        272,387
        Amortization of intangibles                                                  60,650         60,650
        Amortization of cost of stock contributed to
         Management Recognition and Retention Plan and Trust                           -             9,718
        Reduction in debt of Employee Stock Ownership Plan                           99,187         99,187
                                                                               ------------   ------------
           Net cash provided by operating activities                              2,370,680      3,733,066
                                                                               ------------   ------------

  Cash flows from investing activities:
     Proceeds from maturities of securities available for sale                    2,000,000      5,000,000
     Purchases of securities available for sale                                  (2,013,209)          -
     Principal repayments on securities available for sale                        1,905,072        398,027
     Proceeds from maturities of investment securities held to maturity              99,000           -
     Purchases of mortgage-backed securities held to maturity                    (5,013,295)          -
     Principal repayments on mortgage-backed securities held to maturity          7,293,383      6,768,276
     Purchase of loans                                                              (45,500)          -
     Proceeds from sale of student loans                                            415,524        375,906
     Net change in loans receivable                                               1,976,660      2,277,673
     Proceeds from sale of foreclosed real estate                                   254,559        185,741
     Additions to investment in real estate                                          (6,900)          -
     Additions to premises and equipment                                            (89,022)      (170,622)
     (Purchase) of Federal Home Loan Bank of New York stock                            -           (48,000)
                                                                               ------------   ------------
           Net cash provided by investing activities                              6,776,272     14,787,001
                                                                               ------------   ------------

  Cash flows from financing activities:
     Net increase (decrease) in deposits                                          3,639,187     (5,125,396)
     Repayment of advances from Federal Home Loan Bank of New York               (7,000,000)   (10,000,000)
     Repayment of other borrowed money                                             (107,997)      (104,647)
     Increase in advance payments by borrowers for taxes and insurance              219,361         55,035
     Purchase of treasury stock                                                  (3,761,063)          -
     Proceeds from sale of treasury stock                                           327,973        721,382
     Cash dividends paid                                                         (1,519,187)    (1,187,562)
                                                                               ------------   ------------

           Net cash (used in) financing activities                               (8,201,726)   (15,641,188)
                                                                               ------------   ------------

  Net increase in cash and cash equivalents                                         945,226      2,878,879
  Cash and cash equivalents - beginning                                          13,893,609     12,134,632
                                                                               ------------   ------------
  Cash and cash equivalents - ending                                           $ 14,838,835   $ 15,013,511
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

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)



                                                                                  Six Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  1996           1995
                                                                             ------------   ------------

Supplemental information:
   Transfer of loans receivable to foreclosed real estate                    $  1,504,973   $    938,403
                                                                             ============   ============



   Loans to facilitate sale of forclosed real estate                         $    487,500   $    232,500
                                                                             ============   ============



   Change in unrealized gain on securities available for sale, net           $    225,553   $    287,365
                                                                             ============   ============



   Debt incurred in connection with purchase of office building              $       -      $    325,000
                                                                             ============   ============



   Cash paid during the period for:
      Income taxes                                                           $  1,341,053   $  1,305,161
                                                                             ============   ============


      Interest on deposits and borrowings                                    $  5,718,484   $  5,648,587
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



2.  BASIS OF PRESENTATION
- - -------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


CHANGES IN FINANCIAL CONDITION
- - ------------------------------

The Corporation's assets at June 30, 1996 totaled $365.6 million, which represents a decrease of $5.8 million or 1.56% as compared with $371.4 million at December 31, 1995.

Securities available for sale at June 30, 1996 decreased $2.3 million or 8.10% to $26.1 million when compared with $28.4 million at December 31, 1995. The decrease during the six months ended June 30, 1996, resulted primarily from repayments on and maturities of securities available for sale of $3.9 million along with an increase in unrealized loss on such portfolio of $358,000 which offset purchases of securities available for sale of $2.0 million.
Investments securities held to maturity of $99,000 at December 31, 1995 matured during the six months ended June 30, 1996.

Mortgage-backed securities held to maturity decreased $2.4 million or 2.48% to $94.2 million at June 30, 1996 when compared to $96.6 million at December 31, 1995. The decrease during the six months ended June 30, 1996, resulted primarily from repayments on mortgage-backed securities of $7.3 million which offset purchases of such securities of $5.0 million.

Net loans amounted to $214.6 million at June 30, 1996 as compared to $218.1 million at December 31, 1995, which represents a decrease of $3.5 million or 1.60%. The decrease, during the six months ended June 30, 1996, resulted primarily from the transfer of $1.5 million in loans to foreclosed real estate and loan principal repayments exceeding loan originations by $2.0 million.

Foreclosed real estate amounted to $2.2 million, $2.1 million and $1.5 million at June 30, 1996, March 31, 1996 and December 31, 1995, respectively. At June 30, 1996, foreclosed real estate consisted of twenty-one properties, of which fifteen were residential, four were land and two were commercial. At March 31, 1996 and December 31, 1995, foreclosed real estate consisted of nineteen and sixteen properties, respectively. During the three months ended June 30, 1996, four properties with a combined book value of $409,000 were sold and another four properties with a combined book value of $519,000 remain under contract for sale.

Total deposits at June 30, 1996 increased $3.6 million or 1.20% to $302.5 million when compared with $298.9 million at December 31, 1995.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $583,000 and $7.6 million at June 30, 1996 and December 31, 1995, respectively. The decrease, during the six months ended June 30, 1996, resulted from a repayment of short-term advances from the FHLB of $7.0 million.

Stockholders' equity totaled $56.5 million and $59.4 million at June 30, 1996 and December 31, 1995, respectively. During the six months ended June 30, 1996, the Corporation repurchased 169,000 shares of its common stock at prices ranging from $19.50 to $23.00 per share, totaling $3.8 million, under the stock repurchase program and issued 56,930 shares of its common stock from treasury stock for $328,000 as a result of the exercise of stock options by directors, officers and employees.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 THREE MONTHS ENDED JUNE 30, 1996 AND 1995
 -----------------------------------------

Net income decreased $328,000 or 23.94% to $1.042 million for the three months ended June 30, 1996 compared with $1.370 million for the same 1995 period.
The decrease in net income during the 1996 period resulted from decreases in total interest income and non-interest income, along with increases in non-interest expenses and provision for loan losses, which were partially offset by decreases in total interest expense and income taxes.

Interest income on loans decreased $249,000 or 4.94% to $4.8 million during the three months ended June 30, 1996 when compared with $5.0 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the yield earned on the loan portfolio along with a decrease in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $147,000 or 7.26% to $1.88 million during the three months ended June 30, 1996 when compared with $2.02 million for the same 1995 period. The decrease during the 1996 period resulted from decreases in both the average balance of mortgage-backed securities outstanding and the yield thereon. Interest earned on investments and other interest-earning assets increased by $36,000 or 12.81% to $317,000 during the three months ended June 30, 1996, when compared to $281,000 during the same 1995 period, primarily due to an increase in the average balance of such assets outstanding.

Interest expense on deposits increased $107,000 or 3.99% to $2.8 million during the three months ended June 30, 1996 when compared to $2.7 million during the same 1995 period. Such increase was primarily attributable to an increase in the cost of such deposits. Interest expense on advances and other borrowed money decreased by $160,000 or 85.11% to $28,000 during the three months ended June 30, 1996 when compared with $188,000 during the same 1995 period, primarily due to a decrease in the average balance of advances outstanding from the FHLB.

Net interest income decreased $306,000 or 6.83% during the three months ended June 30, 1996 when compared with the same 1995 period. Such decrease was due to a decrease in total interest income of $359,000 which more than offset a decrease in total interest expense of $53,000.

During the three months ended June 30, 1996 and 1995, the Bank provided $150,000 and $100,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1996, March 31, 1996 and December 31, 1995, the Bank's non-performing loans, which were delinquent 90 days or more, totaled $10.2 million, $9.1 million and $10.9 million, respectively. When non-performing loans are combined with foreclosed real estate, the resulting non-performing assets totaled at June 30, 1996, March 31, 1996 and December 31, 1995, $12.4 million, $11.2 million and $12.4 million, respectively, which represent 3.39%, 3.04% and 3.34%, respectively, of total assets. Approximately $1.0 million of the $1.1 million increase in non-performing loans in the second quarter of 1996 was in one-to-four family residential category with over $500,000 attributable to two borrowers. At

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (Cont'd)
 -----------------------------------------

June 30, 1996, $4.0 million of non-performing loans were accruing interest and $6.2 million were on non-accrual status. During the three months ended June 30, 1996 and 1995, the Bank transferred $511,000 and $818,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 1996 and 1995, the Bank had net loan charge offs aggregating $111,000 and $561,000, respectively. The allowance for loan losses amounted to $2.770 million at June 30, 1996, representing 1.27% of total loans and 27.17% of loans delinquent ninety days or more and $2.725 million at December 31, 1995, representing 1.22% of total loans and 25.09% of loans delinquent ninety days or more.

Non-interest income decreased nominally by $2,000 or 1.26% to $157,000 during the three months ended June 30, 1996 from $159,000 during the same 1995 period. The decrease resulted from a decrease in fees and service charges of $9,000 which offset an increase in miscellaneous income of $7,000.

Non-interest expenses increased by $113,000 or 4.63% to $2.55 million during the three months ended June 30, 1996 when compared with $2.44 million during the same 1995 period. Salaries and employees benefits, net occupancy expense and equipment increased $169,000, $35,000 and $10,000, respectively, which was sufficient to offset decreases in advertising, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses of $2,000, $3,000, $10,000 and $86,000, respectively, during the 1996 period when compared with the same 1995 period.

Income taxes totaled $588,000 and $731,000 during the three months ended June 30, 1996 and 1995, respectively. The decrease during the 1996 period resulted from a decrease in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 SIX MONTHS ENDED JUNE 30, 1996 AND 1995
 ---------------------------------------

Net income decreased $666,000 or 22.87% to $2.246 million for the six months ended June 30, 1996 compared with $2.912 million for the same 1995 period. The decrease in net income during the 1996 period resulted from decreases in total interest income and non-interest income, along with increases in total interest expense, non-interest expenses and provision for loan losses, which were partially offset by a decrease in income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Cont'd)
 ---------------------------------------

Interest income on loans decreased $432,000 or 4.25% to $9.7 million during the six months ended June 30, 1996 when compared with $10.2 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the yield earned on the loan portfolio along with a decrease in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $195,000 or 4.84% to $3.8 million during the six months ended June 30, 1996 when compared with $4.0 million for the same 1995 period. The decrease during the 1996 period resulted from decreases in both the average balance of mortgage-backed securities outstanding and the yield earned thereon. Interest earned on investments and other interest-earning assets increased by $20,000 or 3.48% to $594,000 during the six months ended June 30, 1996, when compared to $574,000 during the same 1995 period primarily due to an increase in the average balance of such assets outstanding.

Interest expense on the deposits increased $389,000 or 7.49% to $5.6 million during the six months ended June 30, 1996 when compared to $5.2 million during the same 1995 period. Such increase was primarily attributable to an increase in the cost of such deposits. Interest expense on advances and other borrowed money decreased by $319,000 or 69.96% to $137,000 during the six months ended June 30, 1996 when compared with $456,000 during the same 1995 period, primarily due to a decrease in the average balance of advances outstanding from the FHLB.

Net interest income decreased $675,000 or 7.40% during the six months ended June 30, 1996 when compared with the same 1995 period. Such decrease was due to a decrease in total interest income of $606,000 along with an increase in total interest expense of $69,000.

During the six months ended June 30, 1996 and 1995, the Bank provided $300,000 and $200,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1996 and December 31, 1995, the Bank's non-performing loans, which were delinquent 90 days or more, totaled $10.2 million or 2.79% of total assets and $10.9 million or 2.94% of total assets, respectively. At June 30, 1996, $4.0 million of non-performing loans were accruing interest and $6.2 million were on non-accrual status. During the six months ended June 30, 1996 and 1995, the Bank transferred $1.5 million and $938,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the six months ended June 30, 1996 and 1995, the Bank had net loan charge offs aggregating $255,000 and $675,000, respectively. The allowance for loan losses amounted to $2.770 million at June 30, 1996, representing 1.27% of total loans and 27.17% of loans delinquent ninety days or more and $2.725 million at December 31, 1995, representing 1.22% of total loans and 25.09% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE
- - ---------------------------------------
 SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Cont'd)
 ---------------------------------------

Non-interest income decreased by $29,000 or 8.41% to $316,000 during the six months ended June 30, 1996 from $345,000 during the same 1995 period. The decrease resulted from decreases in fees and service charges and miscellaneous income of $15,000 and $14,000, respectively.

Non-interest expenses increased by $607,000 or 12.62% to $5.4 million during the six months ended June 30, 1996 when compared with $4.8 million during the same 1995 period. Salaries and employees benefits, net occupancy expense, equipment, loss on foreclosed real estate and miscellaneous expenses increased $247,000, $68,000, $23,000, $14,000 and $270,000, respectively, which was sufficient to offset a decrease in federal insurance premium of $17,000, during the 1996 period when compared with the same 1995 period. The increase in miscellaneous expenses resulted primarily from a non-recurring expense of $250,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes totaled $800,000 and $1.5 million during the six months ended June 30, 1996 and 1995, respectively. The decrease during the 1996 period resulted from a decrease in pre-tax income and a reduction in income tax expense of $293,000 resulting from the exercise of non-statutory stock options.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Bank is required to maintain mimimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 9.12% during the month of June 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Federal funds sold and interest-bearing deposits at June 30, 1996 amounted to $100,000 and $4.5 million, respectively.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)
- - -------------------------------

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                             Six Months Ended June 30,
                                             -------------------------
                                                1996           1995
                                             ---------       ---------
                                                   (In Thousands)

Cash and cash equivalents -
   Beginning                                 $13,894         $12,135
                                             -------         -------
Operating activities:
   Net Income                                  2,246           2,912
   Adjustment to reconcile net
    income to net cash provided
    by operating activities                      125             821
                                             -------         -------

Net cash provided by operating
 activities                                    2,371           3,733
Net cash provided by
 investing activities                          6,776          14,787
Net cash (used in)
 financing activities                         (8,202)        (15,641)
                                             -------         -------
Net increase in
 cash and cash equivalents                       945           2,879
                                             -------         -------

Cash and cash equivalents -
   Ending                                    $14,839         $15,014
                                             =======         =======

Cash was generated by operating activities during the six months ended June 30, 1996. The primary sources of cash was net income and investing activities. Funds used on financing activities resulted primarily from a $7.0 million reduction in short-term FHLB advances and the utilization of $3.8 million to repurchase 169,000 shares of common stock at prices ranging from $19.50 to $23.00 per share, which more than offset a net increase in deposits of $3.6 million. Additionally, during the six months ended June 30, 1996, the Corporation issued 56,930 shares of its common stock out of treasury stock for $328,000 as a result of the exercise of stock options by directors, officers and employees. Cash dividends paid during the six months ended June 30, 1996 and 1995 amounted to $1.5 million and $1.2 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $214.6 million and $218.1 million at June 30, 1996 and December 31, 1995, respectively. Securities available for sale totaled $26.1 million and $28.4 million at June 30, 1996 and December 31, 1995, respectively. Mortgage-backed securities held to maturity totaled $94.2 million and $96.6 million at June 30, 1996 and December 31, 1995, respectively. In addition to funding new loan production and the purchase of mortgage-backed securities through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

                             PAMRAPO BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)
- - -------------------------------

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exit with the FHLB which provide an additional source of funds. At June 30, 1996, advances from the FHLB amounted to $583,100.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1996, the Bank has outstanding commitments to originate mortgage loans of $7.4 million, to purchase mortgage-backed securities of $1.0 million and to purchase investment securities of $1.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996, totaled $115.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy
(the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 3.0% of its adjusted total assets. The core capital requirement has been effectively increased to 4.0% since under OTS regulations an institution with less than 4.0% core capital is deemed to be "under capitalized". The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.
The following table sets forth the Bank's capital position at June 30, 1996, as compared to the minimum regulatory capital requirements:


                                     Amount    Percent of adjusted assets
                                     ------    --------------------------
                                            (Dollars in millions)

Tangible capital:
  Requirement                        $ 5,458                1.50%
  Actual                              47,522               13.06%
                                     -------               -----

  Excess                             $42,064               11.56%
                                     =======               =====


Core Capital:
  Requirement                        $14,555                4.00%
  Actual                              47,522               13.06%
                                     -------               -----

  Excess                             $32,967                9.06%
                                     =======               =====


Risk-based capital:
  Requirement                        $14,644                8.00%
  Actual                              48,548               26.52%
                                     -------               -----

  Excess                             $33,904               18.52%
                                     =======               =====

                                    - 12 -

                             PAMRAPO BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)
- - -------------------------------

The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that will be incorporated in the OTS regulatory capital rules. Under the new regulations, only savings associations with "above normal" interest rate risk exposure would be required to maintain additional capital. The dollar amount of capital would be an addition to the existing risk-based capital requirement. The OTS recently deferred the implementation of this regulation. It is estimated that under the new regulation, the Bank's risk-based capital requirement would increase by approximately $2.2 million at June 30, 1996 and the Bank would continue to exceed the OTS capital regulations. The Bank is considered a "Well Capitalized" institution under the OTS' prompt corrective action regulations.

SUPERVISORY EXAMINATION
- - -----------------------

The Bank's financial statements are periodically examined by the OTS, Federal Deposit Insurance Corporation ("FDIC") and New Jersey Department of Banking, as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

RECAPITALIZATION OF SAIF AND OTHER LEGISLATIVE MATTERS
- - ------------------------------------------------------

Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the FDIC, deposit insurance premiums, FICO bond interest, the merger of the SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, and the revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Corporation. Without passage of legislation addressing the FDIC insurance premium disparity, the Bank, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Corporation's earnings and the Corporation may be placed at a substantial competitive disadvantage to commercial banking organizations by the BIF.

Legislation has been passed by Congress and sent to the President for signature which would require institutions to recapture their bad debt reserves maintained after 1987 for income tax purposes. Management does not believe that this legislation will have a material impact on the operations of the Company.

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

  Not applicable.



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







                                     PAMRAPO BANCORP, INC.



Date: August 8, 1996                 By: /s/ William J. Campbell
     --------------------------         -------------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer




Date: August 8, 1996                 By: /s/ Gary J. Thomas
     --------------------------         -------------------------------------
                                        Gary J. Thomas
                                        Vice President, Chief Financial Officer