Form 10-Q
period 1996-09-30
PAMRAPO BANCORP INC
filed 1996-11-13
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                      ------------------------------------

                                   Form 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  September 30, 1996
                                       --------------------------------------


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE
    ACT OF 1934


For the quarterly period ended from                    to
                                   --------------------  --------------------


                        Commission File Number 0-18014
                                              ---------


    PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                            22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


    611 Avenue C, Bayonne, New Jersey                      07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        201-339-4600
                                                   -----------------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                            -------- --------


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 1996.
                                         -----------------



          $.01 par value common stock - 3,220,964 shares outstanding

                             PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
                                                                     ----------

         Consolidated Statements of Financial Condition at
          September 30, 1996 and December 31, 1995 (Unaudited)            1



         Consolidated Statements of Income for the Three Months and
          Nine Months Ended September 30, 1996 and 1995 (Unaudited)       2



         Consolidated Statement of Cash Flows for the Nine Months
          Ended September 30, 1996 and 1995 (Unaudited)                  3-4



         Notes to Consolidated Financial Statements                       5



         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      6-12



PART II - OTHER INFORMATION                                              13



SIGNATURES                                                               14

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ---------------------------------------------
                                  (UNAUDITED)


                                                                  September 30,              December 31,
ASSETS                                                                1996                       1995
------                                                          -----------------         ----------------
Cash and amounts due from depository institutions                  $  10,221,370             $  9,293,609
Interest-bearing deposits in other banks                               5,700,000                4,500,000
Federal funds sold                                                       100,000                  100,000
                                                                -----------------         ----------------

     Total cash and cash equivalents                                  16,021,370               13,893,609

Securities available for sale                                         26,651,436               28,427,064
Investment securities held to maturity, estimated fair
  value of $99,000 (1995)                                                      -                   99,000
Mortgage-backed securities, held to maturity
  estimated fair value of $90,224,000 (1996) and
  $97,329,000 (1995)                                                  92,760,092               96,564,583
Loans receivable, net                                                211,968,015              218,140,313
Foreclosed real estate, net                                            1,816,450                1,467,396
Investment in real estate, net                                           303,772                  307,375
Premises and equipment, net                                            3,605,696                3,716,785
Federal Home Loan Bank stock, at cost                                  2,979,400                3,072,600
Interest receivable, net                                               2,782,029                2,954,256
Excess of cost over assets acquired                                      454,875                  545,850
Other assets                                                           3,632,274                2,175,799
                                                                -----------------         ----------------

      Total assets                                                  $362,975,409             $371,364,630
                                                                =================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
-----------
   Deposits                                                         $300,649,262             $298,900,764
   Advances from Federal Home Loan Bank of New York                      583,100                7,583,100
   Other borrowed money                                                  297,724                  459,855
   Advance payments by borrowers for taxes and
    insurance                                                          2,044,599                1,632,215
   Other liabilities                                                   4,772,300                3,413,267
                                                                -----------------         ----------------

      Total liabilities                                              308,346,985              311,989,201
                                                                -----------------         ----------------

Stockholders' equity
--------------------
Preferred stock; authorized 3,000,000 shares; issued
  and outstanding - none                                                       -                        -
Common Stock; par value $.01; authorized 7,000,000
  shares; 3,450,000 shares issued; 3,230,964 shares
  (1996) and 3,393,034 shares (1995) outstanding                          34,500                   34,500
Paid-in capital in excess of par value                                18,906,768               18,906,768
Retained earnings-substantially restricted                            40,577,920               41,284,431
Unrealized loss on securities available for sale, net                  (179,299)                 (41,154)
Debt of employee stock ownership plan                                          -                (148,781)
Treasury stock, at cost; 219,036 shares (1996) and
  56,966 shares (1995)                                               (4,711,465)                (660,335)
                                                                -----------------         ----------------

      Total  stockholders' equity                                     54,628,424               59,375,429
                                                                -----------------         ----------------

      Total liabilities and stockholders' equity                    $362,975,409             $371,364,630
                                                                =================         ================

See notes to consolidated financial statements

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)


                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                         ------------------------     -------------------------
                                                            1996          1995            1996         1995
                                                         -----------  -----------     ------------ ------------
Interest income:
   Loans                                                  $4,804,534   $5,132,095      $14,539,736  $15,298,680
   Mortgage-backed securities                              1,853,014    2,028,080        5,689,500    6,058,655
   Investments and other interest-earning assets             339,411      270,371          932,970      843,877
                                                         -----------  -----------     ------------ ------------

      Total interest income                                6,996,959    7,430,546       21,162,206   22,201,212
                                                         -----------  -----------     ------------ ------------

Interest expense:
   Deposits                                                2,804,487    2,758,353        8,385,614    7,950,534
   Advances and other borrowed money                          14,222      133,611          151,579      590,017
                                                         -----------  -----------     ------------ ------------

      Total interest expense                               2,818,709    2,891,964        8,537,193    8,540,551
                                                         -----------  -----------     ------------ ------------

Net interest income                                        4,178,250    4,538,582       12,625,013   13,660,661
Provision for loan losses                                    150,000      100,000          450,000      300,000
                                                         -----------  -----------     ------------ ------------

Net interest income after provision for loan losses        4,028,250    4,438,582       12,175,013   13,360,661
                                                         -----------  -----------     ------------ ------------

Non-interest income:
   Fees and service charges                                  117,114      119,658          333,667      351,720
   Miscellaneous                                              30,782       33,435          130,173      146,532
                                                         -----------  -----------     ------------ ------------

      Total non-interest income                              147,896      153,093          463,840      498,252
                                                         -----------  -----------     ------------ ------------

Non-interest expenses:
   Salaries and employee benefits                          1,303,252    1,211,700        3,946,726    3,607,521
   Net occupancy expense of premises                         178,499      167,575          562,397      483,402
   Equipment                                                 199,672      192,896          575,042      545,017
   Advertising                                                24,965       26,826           94,891       96,185
   Loss on foreclosed real estate                            121,680       13,277          235,394      113,237
   Federal insurance premium                               2,200,428      177,014        2,547,840      540,643
   Amortization of intangibles                                30,325       30,325           90,975       90,975
   Miscellaneous                                             696,495      530,412        2,118,194    1,682,194
                                                         -----------  -----------     ------------ ------------
      Total non-interest expenses                          4,755,316    2,350,025       10,171,459    7,159,174
                                                         -----------  -----------     ------------ ------------

(Loss) income before income taxes (benefit)                 (579,170)   2,241,650        2,467,394    6,699,739
Income taxes (benefit)                                      (206,578)     781,325          593,541    2,327,020
                                                         -----------  -----------     ------------ ------------

Net (loss) income                                         $ (372,592)  $1,460,325      $ 1,873,853  $ 4,372,719
                                                         ===========  ===========     ============ ============

Net (loss) income per common shares
 and common stock equivalents                             $     (.11)  $      .42      $       .56  $      1.28
                                                         ===========  ===========     ============ ============

Dividends per common share                                $     .225   $     .175      $      .675  $      .525
                                                         ===========  ===========     ============ ============

Weighted average number of  common shares
   and common stock equivalents outstanding                3,265,898    3,440,601        3,340,088    3,410,222
                                                         ===========  ===========     ============ ============

See notes to consolidated financial statements.                           2.

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                --------------------------------
                                                     1996             1995
                                                ---------------  ---------------
Cash flows from operating activities:
   Net income                                      $  1,873,853     $  4,372,719
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of premises and equipment
       and investment in real estate                    241,611          229,984
      Amortization of deferred fees,
       premiums and discounts, net                    (108,531)        (162,961)
      Provision for loan losses                         450,000          300,000
      Provision for loss on foreclosed real
       estate                                           140,503           65,000
      (Gain) on sale of foreclosed real
       estate                                           (1,785)         (27,486)
      Decrease in interest receivable, net              172,227          242,346
      (Increase) decrease in other assets           (1,375,325)          194,629
      Increase in other liabilities                   1,359,033          195,297
      Amortization of intangibles                        90,975           90,975
      Amortization of cost of stock
       contributed to the Management Recognition
       and Retention Plan and Trust                           -           15,286
      Reduction in debt of Employee Stock
       Ownership Plan                                   148,781          148,781
                                                ---------------  ---------------

         Net cash provided by operating
          activities                                  2,991,342        5,664,570
                                                ---------------  ---------------
Cash flows from investing activities:
      Proceeds from maturities of securities
       available for sale                             2,000,000        5,000,000
      Principal repayments on securities
       available for sale                             2,507,804          695,457
      Purchases of securities available for
       sale                                         (3,033,517)                -
      Proceeds from maturities of investment
       securities held to maturity                       99,000                -
      Purchases of investment securities
       held to maturity                                       -      (2,000,000)
      Principal repayments on
       mortgage-backed securities held to
       maturity                                      10,735,343       10,076,422
      Purchases of mortgage-backed
       securities held to maturity                  (7,008,611)      (4,073,659)
      Proceeds from sale of student loans               694,570          687,993
      Purchase of loans                               (108,500)                -
      Net change in loans receivable                  4,589,555        2,361,082
      Additions to investment in real estate            (6,900)                -
      Additions to premises and equipment             (120,019)        (436,623)
      Proceeds from sale of foreclosed real
       estate                                           327,237          562,436
      Redemption (purchase) of Federal Home
       Loan Bank of New York stock                       93,200         (48,000)
                                                ---------------  ---------------

         Net cash provided by investing
          activities                                 10,769,162       12,825,108
                                                ---------------  ---------------
Cash flows from financing activities:
      Net increase (decrease) in deposits             1,748,498      (8,082,516)
     (Decrease) in advances from Federal Home
      Loan Bank of New York stock                   (7,000,000)     (10,000,000)
      Repayment of other borrowings                   (162,131)        (158,431)
      Increase in advance payments by
       borrowers for taxes and insurance                412,384          155,352
      Purchase of treasury stock                    (4,711,063)                -
      Proceeds from sale of treasury stock              327,973          721,382
      Cash dividends paid                           (2,248,404)      (1,781,343)
                                                ---------------  ---------------

         Net cash (used in) financing
          activities                               (11,632,743)     (19,145,556)
                                                ---------------  ---------------

Net increase (decrease) in cash and cash
 equivalents                                          2,127,761        (655,878)
Cash and cash equivalents - beginning                13,893,609       12,134,632
                                                ---------------  ---------------

Cash and cash equivalents - ending                 $ 16,021,370     $ 11,478,754
                                                ===============  ===============

See notes to consolidated financial statements.
                                                                       3.

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)



                                                        Nine Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1996             1995
                                                   -------------   -------------
Supplemental information:
   Transfer of loan receivable to
    foreclosed real estate                           $ 1,615,009     $ 1,403,410
                                                   =============   =============


   Loans to facilitate sale of foreclosed
    real estate                                      $   800,000     $   232,500
                                                   =============   =============


   Change in unrealized gain (loss) on
    securities available for sale                    $ (138,145)     $   268,502
                                                   =============   =============


   Debt incurred in connection with
    purchase of office building                      $         -     $   325,000
                                                   =============   =============


   Cash paid during the period for:
      Income taxes                                   $ 1,941,053     $ 1,305,161
                                                   =============   =============


      Interest on deposits and borrowings            $ 8,537,193     $ 8,540,551
                                                   =============   =============

See notes to consolidated financial statements.                            4.

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Corporation"), and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.  NET INCOME PER COMMON SHARE
-------------------------------

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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



CHANGES IN FINANCIAL CONDITION

The Corporation's assets at September 30, 1996 totalled $363.0 million, which represents a decrease of $8.4 million or 2.26% as compared with $371.4 million at December 31, 1995.

Securities available for sale at September 30, 1996 decreased $1.7 million or 5.99% o $26.7 million when compared with $28.4 million at December 31, 1995.
The decrease during the nine months ended September 30, 1996, resulted primarily from repayments on and maturities of securities available for sale of $4.5 million along with an increase of unrealized loss on such portfolio of $219,000 which offset purchases of securities available for sale of $3.0 million. Investment securities held to maturity of $99,000 at December 31, 1995 matured during the nine months ended September 30, 1996.

Mortgage-backed securities held to maturity decreased $3.8 million or 3.93 % to $92.8 million at September 30, 1996 when compared to $96.6 million at December 31, 1995. The decrease during the nine months ended September 30, 1996, resulted primarily from repayments on mortgage-backed securities of $10.7 million which offset purchases of such securities of $7.0 million.

Net loans amounted to $212.0 million at September 30, 1996 as compared to $218.1 million at December 31, 1995, which represents a decrease of $6.1 million or 2.80%. The decrease, during the nine months ended September 30, 1996, resulted primarily from the transfer of $1.6 million in loans to foreclosed real estate and loan principal repayments exceeding loan originations and purchases by $4.5 million.

Foreclosed real estate amounted to $1.8 million, $2.2 million, $2.1 million and $1.5 million at September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995, respectively. At September 30, 1996, foreclosed real estate consisted of nineteen properties, of which twelve were residential, four were land and three were commercial. At June 30, 1996, March 31, 1996 and December 31, 1995, foreclosed real estate consisted of twenty-one, nineteen and sixteen properties, respectively. During the three months ended September 30, 1996, three properties with a combined book value of $358,000 were sold and another six properties with a combined book value of $642,000 remain under contract for sale.

Total deposits at September 30, 1996 increased $1.7 million or .57% to $300.6 million when compared with $298.9 million at December 31, 1995.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $583,000 and $7.6 million at September 30, 1996 and December 31, 1995, respectively. The decrease, during the nine months ended September 30, 1996, resulted from the repayment of short-term advances from the FHLB of $7.0 million.

Stockholders' equity totalled $54.6 million and $59.4 million at September 30, 1996 and December 31, 1995, respectively. During the nine months ended September 30, 1996, the Corporation repurchased 219,000 shares of its common stock at prices ranging from $18.75 to $23.00 per share, totalling $4.7 million, under the stock repurchase program and issued 56,930 shares of its common stock from treasury stock for $328,000 as a result of the excercise of stock options by directors, officers and employees.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

During the three months ended September 30, 1996, the Corporation had a net loss of $373,000 as compared to a net income of $1.46 million for the same 1995 period. The decrease in net income during the 1996 period resulted primarily from a charge of $2.022 million to recapitalize the Savings Association Insurance Fund ("SAIF"). See "Legislative Matters" for further details.
Results also reflect decreases in total interest income and non-interest income, along with increases in non-interest expenses and provision for loan losses, which were partially offset by decreases in total interest expense and income taxes.

Interest income on loans decreased $327,000 or 6.37% to $4.80 million during the three months ended September 30, 1996 when compared with $5.13 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the yield earned on the loan portfolio along with a decrease in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $175,000 or 8.63% to $1.85 million during the three months ended September 30, 1996 when compared with $2.03 million for the same 1995 period. The decrease during the 1996 period resulted from decreases in both the average balance of mortgage-backed securities outstanding and the yield theron.
Interest earned on investments and other interest-earning assets increased by $69,000 or 25.56% to $339,000 during the three months ended September 30, 1996, when compared to $270,000 during the same 1995 period primarily due to an in increase in the average balance of such assets outstanding.

Interest expense on deposits increased $46,000 or 1.67% to $2.80 million during the three months ended September 30, 1996 when compared to $2.76 million during the same 1995 period. Such increase was primarily attributable to an increase in the cost of such deposits. Interest expense on advances and other borrowed money decreased by $120,000 or 89.55% to $14,000 during the three months ended September 30, 1996 when compared with $134,000 during the same 1995 period, primarily due to a decrease in the average balance of advances outstanding from the FHLB.

Net interest income decreased $361,000 or 7.95% during the three months ended September 30, 1996 when compared with the same 1995 period. Such decrease was due to a decrease in total interest income of $434,000 which more than offset a decrease in total interest expense of $73,000.

During the three months ended September 30, 1996 and 1995, the Bank provided $150,000 and $100,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $10.7 million, $10.2 million, $9.1 million and $10.9 million, respectively. When non-performing loans are combined with foreclosed real estate, the resulting non-performing assets totalled at September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995, $12.5 million, $12.4 million, $11.2 million and $12.4 million, respectively, which represent 3.44%, 3.39%, 3.04% and 3.34%, respectively, of total assets. At September 30, 1996, $3.9 million of non-performing loans were accruing interest and $6.8 million were on non-accrual accrual status. Non-performing loans primarily consist of one-to-four family mortgage loans. The allowance for loan losses amounted to $2.910 million at September 30, 1996, representing 1.34% of total loans and 27.20% of loans delinquent ninety days or more and $2.725 million at December 31, 1995, representing 1.22% of total loans and 25.09% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995 (Cont'd.)

Non-interest income decreased nominally by $5,000 or 3.27% to $148,000 during the three months ended September 30, 1996 from $153,000 during the same 1995 period. The decrease resulted from a decrease in fees and service charges of $3,000 and in miscellaneous income of $2,000.

Non-interest expenses increased by $2.405 million or 102.34% to $4.755 million during the three months ended September 30, 1996 when compared with $2.350 million during the same 1995 period. As previously discussed, the increase was primarily attributable to the one time SAIF assessment. See "Legislative Matters". In addition, salaries and employees benefits, net occupancy expense, equipment, loss on foreclosed real estate and miscellaneous expenses increased $91,000, $11,000, $7,000, $109,000 and $166,000, respectively, which was sufficient to offset a decrease in advertising of $2,000 during the 1996 period when compared with the same 1995 period. Miscellaneous expenses increased as result of an increase of $60,000 in foreclosure costs and a $50,000 additional non-recurring expense in connection with the 1996 annual stockholders' meeting.

Income taxes totalled a credit of $207,000 during the three months ended September 30, 1996 as compared to an expense of $781,000 during the same 1995 period. The decrease during the 1996 period resulted from a decrease in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1996

Net income decreased $2.499 million or 57.15% to $1.874 million for the nine months ended September 30, 1996 compared with $4.373 million for the same 1995 period. The decrease in net income during the 1996 period resulted primarily from a charge of $2.022 million to recapitalize SAIF. See "Legislative Matters" for further details. Results also reflect decreases in total interest income and non-interest income, along with increases in non-interest expenses and provision for loan losses, which were partially offset by decreases in total interest expense and income taxes.

Interest income on loans decreased $759,000 or 4.96% to $14.5 million during the nine months ended September 30, 1996 when compared with $15.3 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the yield earned on the loan portfolio along with a decrease in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $369,000 or 6.09% to $5.7 million during the nine months ended September 30, 1996 when compared with $6.1 million for the same 1995 period. The decrease during the 1996 period resulted from decreases in both the average balance of mortgage-backed securities outstanding and the yield earned thereon. Interest earned on investments and other interest-earning assets increased by $89,000 or 10.55% to $933,000 during the nine months ended September 30, 1996, when compared to $844,000 during the same 1995 period primarily due to an increase in the average balance of such assets outstanding.

Interest expense on deposits increased $435,000 or 5.47% to $8.4 million during the nine months ended September 30, 1996 when compared to $8.0 million during the same 1995 period. Such increase was primarily attributable to an increase in the cost of such deposits. Interest expense on advances and other borrowed money decreased by $438,000 or 74.24% to $152,000 during the nine months ended September 30, 1996 when compared with $590,000 during the same 1995 period, primarily due to a decrease in the average balance of advances outstanding from the FHLB.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1996  (cont'd.)

Net interest income decreased $1.036 million or 7.58% during the nine months ended September 30, 1996 when compared with the same 1995 period. Such decrease was due to a decrease in total interest income of $1.039 million sufficient to offset a decrease in total interest expense of $3,000.

During the nine months ended September 30, 1996 and 1995, the Bank provided $450,000 and $300,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1996 and December 31, 1995, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $10.7 million or 2.95% of total assets and $10.9 million or $2.94 % of total assets, respectively. At September 30, 1996, $3.9 million of non-performing loans were accruing interest and $6.8 million were on non-accrual status. During the nine months ended September 30, 1996 and 1995, the Bank transferred $1.6 million and $1.4 million, respectively, of loans to foreclosed real estate.

Non-interest income decreased by $34,000 or 6.83% to $464,000 during the nine months ended September 30, 1996 from $498,000 during the same 1995 period. The decrease resulted from decreases in fees and service charges and miscellaneous income of $18,000 and $16,000, respectively.

Non-interest expenses increased by $3.0 million or 42.07% to $10.2 million during the nine months ended September 30, 1996 when compared with $7.2 million during the same 1995 period. As discussed previously, the increase was primarily attributable to the one time SAIF assessment. See "Legislative Matters". In addition, salaries and employees' benefits, net occupancy expense, equipment, loss on foreclosed real estate and miscellaneous expenses increased $339,000, $79,000, $30,000, $122,000 and $436,000, respectively, which was sufficient to offset a decrease in advertising of $1,000 during the 1996 period when compared with the same 1995 period. The increase in loss on foreclosed real estate is due primarily to a $76,000 increase in the provision for loss and increased maintenance expense on such asset. The increase in miscellaneous expenses resulted primarily from a non-recurring expense of $300,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes totalled $594,000 and $2.3 million during the nine months ended September 30, 1996 and 1995, respectively. The decrease during the 1996 period resulted from a decrease in pre-tax income and a reduction in income tax expense of $293,000 resulting from the excercise of non-statutory stock options.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by
the Office of Thrift Supervision (the "OTS") regulations.   This requirement,
which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 9.48% during the month of September 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Federal funds sold and interest-bearing deposits at September 30, 1996 amounted to $100,000 and $5.7 million, respectively.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                           Nine Months Ended
                                                             September 30,
                                                         --------------------
                                                            1996      1995
                                                         ---------- ---------

  Cash and cash equivalents - beginning                   $ 13,894   $ 12,135
                                                         ---------- ---------
  Operating activities:
     Net income                                              1,874      4,373
     Adjustments to reconcile net income to net
       cash provided by operating activities                 1,117      1,292
                                                         ---------- ---------

  Net cash provided by operating activities                  2,991      5,665
  Net cash provided by investing activities                 10,769     12,825
  Net cash (used in) financing activities                  (11,633)   (19,146)
                                                         ---------- ---------

  Net increase (decrease) in cash and cash equivalents       2,127       (656)
                                                         ---------- ---------

  Cash and cash equivalents - ending                      $ 16,021   $ 11,479
                                                         ========== =========



Cash was generated by operating activities during the nine months ended September 30, 1996. The primary source of cash was net income. Funds used in financing activities resulted primarily from a $7.0 million reduction in short-term FHLB advances and the utilization of $4.7 million to repurchase 219,000 shares of common stock at prices ranging from $18.75 to $23.00 per share, which more than offset a net increase in deposits of $1.7 million. Additionally, during the nine months ended September 30, 1996, the Corporation issued 56,930 shares of its common stock out of treasury stock for $328,000 as a result of the excercise of stock options by directors, officers and employees. Cash dividends paid during the nine months ended September 30, 1996 and 1995 amounted to $2.25 million and $1.78 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $212.0 million and $218.1 million at September 30, 1996 and December 31, 1995, respectively. Securities available for sale totalled $26.7 million and $28.4 million at September 30, 1996 and December 31, 1995, respectively. Mortgage-backed securities held to maturity totalled $92.8 million and $96.6 million at September 30, 1996 and December 31, 1995, respectively. In addition to funding net loan production and the purchase of mortgage-backed securities through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with FHLB which provide an additional source of funds. At September 30, 1996, advances from FHLB amounted to $583,100.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments At September 30, 1996, the Bank has outstanding commitments to originate mortgage loans of $4.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996, totalled $115.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 3.0% of its adjusted total assets. The core capital requirement has been effectively increased to 4.0% since under OTS regulations, an institution with less than 4.0% core capital is deemed to be "undercapitalized". The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank's capital position at September 30, 1996, as compared to the minimum regulatory capital requirements:

                                                                Percent
                                                                   of
                                                                Adjusted
                                                     Amount      Assets
                                                   ----------  ----------
                                                    (Dollars in Millions)
Tangible Capital:
    Requirement                                      $ 5,418       1.50%
    Actual                                            47,319      13.10%
                                                   ----------  ----------
    Excess                                           $41,901      11.60%
                                                   ==========  ==========
Core Capital:
    Requirement                                      $14,449       4.00%
    Actual                                            47,319      13.10%
                                                   ----------  ----------
    Excess                                           $32,870       9.10%
                                                   ==========  ==========
Risk-based capital:
    Requirement                                      $14,488       8.00%
    Actual                                            48,283      26.66%
                                                   ----------  ----------

    Excess                                           $33,795      18.66%
                                                   ==========  ==========

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that will be incorporated in the OTS regulatory capital rules. Under the new regulations, only savings associations with "above normal" interest rate risk exposure would be required to maintain additional capital. The dollar amount of capital would be an additional to the existing risk-based capital requirement. The OTS deferred the implementation of this regulation. It is estimated that under the new regulation, the Bank's risk-based capital requirement would increase by approximately $2.2 million at September 30, 1996 and the Bank would continue to exceed the OTS capital regulations. The Bank is considered a "Well Capitalized" institution under the OTS' prompt corrective action regulations.

SUPERVISORY EXAMINATION

The Bank's financial statements are periodically examined by the OTS, Federal Deposit Insurance Corporation ("FDIC")and New Jersey Department of Banking, as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

LEGISLATIVE MATTERS

On September 30, 1996, legislation was enacted which, among other things imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF and spreads the obligations for payment of Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. The FDIC special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in the third quarter of 1996 and is tax deductible. The Bank took a charge of $2.022 million as a result of the FDIC special assessment. The after-tax charge of $1.3 million reduced net income by $.40 per share in the quarter ended September 30, 1996. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF members had been paying for deposit insurance premiums.

Beginning on January 1, 1997, the FDIC has estimated that BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.5 basis points on SAIF-insured deposits and will pay a pro-rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999 provided that subsequent legislation is adopted to eliminate the saving association charter and no savings associations remain as of that time.

The FDIC has recently proposed to lower SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an ongoing basis or whether the BIF and SAIF will eventually be merged.

                             PAMREPO BANCORP, INC.

                                    PART II


ITEM 1. Legal Proceedings
        -----------------

On February 15, 1994, Bank Pulska Kasa Opieki S.A. filed a complaint in the United States District Court, District of New Jersey against the Bank and Chemical Banking Corporation, Civil No. 94-663. See Form 10-K for the fiscal year ended December 31, 1995 for further discussion.

Neither the Corporation nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which in the aggregate are believed by management to be material to the financial condition of the Corporation and the Bank, except as discussed above.


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

                * Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration Number 33-30370.


        (b)  Reports on Form 8-K

                None

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                      PAMRAPO BANCORP, INC.



Date: November 12, 1996               By: /s/ William J. Campbell
------------------------------------  -----------------------------------------
                                         William J. Campbell
                                         President and Chief Executive Officer



Date: November 12, 1996               By: /s/ Gary J. Thomas
------------------------------------  ------------------------------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer