Form 10-K
period 1996-12-31
PAMRAPO BANCORP INC
filed 1997-03-28
CIK 854071

                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                          Commission File No. 0-18014

                             PAMRAPO BANCORP, INC.
             (exact name of registrant as specified in its charter)



             DELAWARE                                  22-2984813
    (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
     incorporation or organization)


                    611 Avenue C, Bayonne, New Jersey  07002
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 339-4600 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock par value $0.01 per share
                                (Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No       .
                                               -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $48,331,723 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 20, 1997.

          The Registrant had 2,868,094 shares outstanding as of March 20, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

          PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K.
          PORTIONS OF THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX



PART  I                                                                PAGE
                                                                       ----

   Item 1.     Business...............................................   1

   Item 2.     Properties.............................................  39

   Item 3.     Legal Proceedings......................................  41

   Item 4.     Submission of Matters to a Vote of Security Holders....  42


PART  II

   Item 5.     Market for Registrant's Common Equity and
                  Related Stockholders Matters........................  42

   Item 6.     Selected Financial Data................................  42

   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................  42

   Item 8.     Financial Statements and Supplementary Data............  42

   Item 9.     Changes in Disagreements with Accountants on
                  Accounting and Financial Disclosure.................  42


PART  III

   Item 10.    Directors and Executive Officers of the Registrant.....  43

   Item 11.    Executive Compensation.................................  43

   Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management...............................  43

   Item 13.    Certain Relationships and Related Transactions.........  43

PART  IV

     Item 14.  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.............................  44


SIGNATURES

                                     PART I

ITEM 1.  BUSINESS.
-----------------

          Pamrapo Bancorp, Inc. (also referred to as the "Company" or the "Registrant") was incorporated under Delaware law on June 26, 1989. On November 10, 1989, the Registrant acquired Pamrapo Savings Bank, S.L.A. (the "Bank" or "Pamrapo") as a part of the Bank's conversion from a New Jersey chartered savings association in mutual form to a New Jersey chartered stock savings association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

          Pamrapo was organized in 1886 as the Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 1996, the Bank had total assets of $362.3 million, deposits of $304.0 million and stockholders' equity of $47.0 million before elimination of intercompany accounts with the Company, respectively.

          As a community-oriented institution, the Bank is principally engaged in attracting retail deposits from the general public and investing those funds in fixed-rate one- to four-family residential mortgage loans and, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, home equity and second mortgage loans, consumer loans and mortgage-backed securities. The Bank's revenues are derived principally from interest on loans and mortgage-backed securities, interest and dividends on investment securities and short-term investments, and other fees and service charges. The Bank's primary sources of funds are deposits and, to a lesser extent, Federal Home Loan Bank of New York ("FHLB-NY") advances and other borrowings.

MARKET AREA

          The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through eight retail banking offices, six of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey and one in Fort Lee, New Jersey. The Bank's deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank's branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank's lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth and Ocean Counties, areas which have had a high level of new development in recent years.

LENDING ACTIVITIES

          GENERAL. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings primarily for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 1996, the Bank's total gross loans outstanding amounted to $212.8 million, of which $151.2 million consisted of loans secured by one- to four-family residential properties, $2.0 million consisted of construction and land loans, and $55.7 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $1.5 million are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

  LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                     AT DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                            1992             1993              1994               1995                1996
                                   -----------------------------------------------------------------------------------------------
                                      AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT    PERCENT
                                      ------  -------   ------  -------   ------   -------   ------   -------    ------    -------
                                                                  (In thousands)
REAL ESTATE MORTGAGE LOANS:
CONVENTIONAL LOANS:
  Permanent:
     Fixed-rate....................  $181,674   84.16% $174,984   81.24% $179,492    80.68% $175,034    80.24%  $168,727     81.35%
     Adjustable rate...............     9,333    4.32     8,703    4.04     7,823     3.52     7,131     3.27      5,453      2.63
  Construction(1)..................     4,708    2.18     5,530    2.57     3,572     1.60     3,584     1.64      1,986       .96
  Guaranteed by VA or
     insured by FHA................     3,752    1.74     3,037    1.41     2,404     1.08     1,958      .90      1,520       .73
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Total mortgage loans...............   199,467   92.40   192,254   89.26   193,291    86.88   187,707    86.05    177,686     85.67
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------

CONSUMER LOANS:
  Passbook or certificate..........       739    0.34       537     .25       481      .22       441      .20        391       .19
  Home improvement.................       587    0.27       539     .25       535      .24       501      .23        446       .22
  Equity and second mortgages......    19,015    8.81    26,286   12.20    31,622    14.21    31,487    14.43     30,683     14.79
  Education........................     1,218    0.56     1,377     .64     1,820      .82     1,691      .78      1,351       .65
  Automobile.......................       821    0.38       848     .39       920      .41     1,074      .49      1,107       .53
  Personal.........................       984    0.46     1,267     .59     1,302      .59     1,188      .55      1,158       .56
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Total consumer loans...............    23,364   10.82    30,854   14.32    36,680    16.49    36,382    16.68     35,136     16.94
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Total loans........................   222,831  103.22   223,108  103.58   229,971   103.37   224,089   102.73    212,822    102.61
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
LESS:
 Allowance for loan losses.........     3,100    1.44     4,000    1.86     3,650     1.64     2,725     1.25      2,800      1.35
 Loans in process..................       767    0.35       976     .45     1,162      .52       852      .39        466       .22
 Deferred loan fees and discounts..     3,077    1.43     2,736    1.27     2,687     1.21     2,372     1.09      2,151      1.04
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Total..............................     6,944    3.22     7,712    3.58     7,499     3.37     5,949     2.73      5,417      2.61
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Total net loans....................  $215,887  100.00% $215,396  100.00% $222,472   100.00% $218,140   100.00%  $207,405    100.00%
                                     ========  ======  ========  ======  ========   ======  ========   ======   ========    ======

MORTGAGE-BACKED SECURITIES:
 GNMA (2)..........................  $     --      --% $    510     .41% $    950      .79% $    849      .75%  $    707       .65%
 FHLMC (3)(5)......................   100,460   83.44   102,221   82.96    95,972    79.54    89,234    79.12     86,023     78.34
 FNMA (4)(5).......................    19,191   15.94    19,390   15.74    22,769    18.87    22,066    19.56     22,736     20.71
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Total mortgage-backed securities...   119,651   99.38   122,121   99.11   119,691    99.20   112,149    99.43    109,466     99.70
ADD/LESS:..........................
 Premiums(discounts), net(5).......       743    0.62     1,092     .89     1,070      .89       881      .78        749       .68
 Unrealized loss on securities
   available for sale..............        --      --        --      --      (105)    (.09)     (239)    (.21)      (419)     (.38)
                                     --------  ------  --------  ------  --------   ------  --------   ------   --------    ------
Net mortgage-backed securities.....  $120,394  100.00% $123,213  100.00% $120,656   100.00% $112,791   100.00%  $109,796    100.00%
                                     ========  ======  ========  ======  ========   ======  ========   ======   ========    ======

(1)  Includes acquisition and development and land loans.
(2)  Government National Mortgage Association ("GNMA").
(3)  Federal Home Loan Mortgage Corporation ("FHLMC").
(4)  Federal National Mortgage Association ("FNMA").
(5) Includes available for sale securities having a principal balance of $6,690,000 and a net premium of $39,000 for 1994, a principal balance of $16,053,000 and a net premium of $412,000 for 1995, and a principal balance of $13,145,000 and a net premium of $344,000 for 1996.

    The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.

                                                            AT DECEMBER 31
                                ----------------------------------------------------------------------
                                         1994                  1995                    1996
                                ---------------------  -----------------------  ----------------------
                                             PERCENT                   PERCENT                 PERCENT
                                   AMOUNT   OF TOTAL    AMOUNT        OF TOTAL    AMOUNT      OF TOTAL
                                ----------- ---------- ----------- -----------  ----------- -----------
                                                            (In thousands)
One- to four-family.............  $164,277     71.44%  $159,934        71.37%  $151,175        71.04%
Multi-family....................    33,974     14.77     33,658        15.02     34,051        16.00
Commercial real estate..........    23,625     10.27     22,519        10.05     21,604        10.15
Construction and land...........     3,572      1.55      3,584         1.60      1,985          .93
Consumer-secured and unsecured..     4,523      1.97      4,394         1.96      4,007         1.88
                                  --------    ------   --------       ------   --------       ------
  Total gross loans.............  $229,971    100.00%  $224,089       100.00%  $212,822       100.00%
                                  ========    ======   ========       ======   ========       ======

    ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                      1994      1995      1996
                                                  ------------------------------
                                                           (In thousands)
MORTGAGE LOANS (GROSS):
 At beginning of period...........................  $192,254  $193,291  $187,707
                                                    --------  --------  --------
 Mortgage loans originated:
  One- to four-family residential.................    15,009     7,082    10,462
  Multi-family residential........................    10,514     4,950     4,654
  Commercial......................................     4,333     4,474     1,477
  Construction(1).................................     1,543       642     1,810
                                                    --------  --------  --------
    Total mortgage loans originated...............    31,399    17,148    18,403
                                                    --------  --------  --------

 Mortgage loans purchased.........................       627        62       109
                                                    --------  --------  --------
 Transfer to REO..................................     1,439     1,190     2,176
 Charge offs......................................       782       976       398
 Repayments.......................................    28,768    20,628    25,959
                                                    --------  --------  --------
    Total mortgage repayments and other reductions    30,989    22,794    28,533
                                                    --------  --------  --------
 At end of period.................................  $193,291  $187,707  $177,686
                                                    ========  ========  ========
CONSUMER LOANS (GROSS):
 At beginning of period...........................  $ 30,854  $ 36,681  $ 36,382
 Consumer loans originated........................    44,626     8,050     8,102
 Consumer loans sold..............................        --       765       771
 Charge-offs......................................       129       365       240
 Repayments.......................................    38,670     7,219     8,337
                                                    --------  --------  --------
 At end of period.................................  $ 36,681  $ 36,382  $ 35,136
                                                    ========  ========  ========
MORTGAGE-BACKED SECURITIES (GROSS):
 At beginning of period...........................  $122,121  $119,691  $112,149
 Mortgage-backed securities purchased.............    26,235     8,023    12,699
 Repayments.......................................    28,665    15,565    15,382
                                                    --------  --------  --------
 At end of period.................................  $119,691  $112,149  $109,466
                                                    ========  ========  ========

___________________
(1)  Includes acquisition and development and land loans.

  LOAN MATURITY. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on mortgage loans totaled $28.8 million, $20.6 million, and $26.0 million for the years ended December 31, 1994, 1995 and 1996 respectively.

                                         ONE- TO                                              CONSUMER-
                                       FOUR-FAMILY       MULTI-FAMILY                          SECURED
                                       RESIDENTIAL      AND COMMERCIAL     CONSTRUCTION     AND UNSECURED
                                    MORTGAGE LOANS(1)  REAL ESTATE LOANS     LOANS(2)          LOANS        TOTAL
                                  -------------------  -----------------  ---------------    ----------  ------------
                                                                    (In thousands)
Amounts due:
Within 1 year.....................        $    285             $ 1,006          $1,685         $  453     $  3,429
                                          --------             -------          ------         ------     --------
After 1 year:
  1 to 3 years....................           1,020                 247             119          1,345        2,731
  3 to 5 years....................           5,155               1,284              --            599        7,038
  5 to 10 years...................          28,444              16,628              70            709       45,851
  10 to 20 years..................          77,422              35,745             111            901      114,179
  Over 20 years...................          38,849                 745              --             --       39,594
                                          --------             -------          ------         ------     --------
    Total due after 1 year........         150,890              54,649             300          3,554      209,393
                                          --------             -------          ------         ------     --------
Total amounts due.................        $151,175             $55,655          $1,985         $4,007      212,822
                                          ========             =======          ======         ======
Less:
  Allowance for loan losses.......                                                                           2,800
  Loans in process................                                                                             466
  Deferred loan fees and discounts                                                                           2,151
                                                                                                          --------
Loans receivable, net.............                                                                           5,417
                                                                                                          --------
Total.............................                                                                        $207,405
                                                                                                          ========

_______________________________
(1)  Includes equity and second mortgages.
(2)  Includes acquisition and development and land loans.

    The following table sets forth at December 31, 1996, the dollar amount of all mortgage and consumer loans, excluding construction loans, due after December 31, 1997, which have fixed interest rates or adjustable interest rates:

                                         DUE AFTER DECEMBER 31, 1997
                                      -------------------------------  TOTAL DUE
                                                       FLOATING OR     AFTER ONE
                                        FIXED RATES  ADJUSTABLE RATES    YEAR
                                      ------------- ------------------ ---------
                                                      (In thousands)
One- to four-family residential (1)...     $146,706        $4,184       $150,890
Construction loans....................          300            --            300
Multi-family and commercial real             53,380         1,269         54,649
 estate...............................
Consumer-secured and unsecured loans..        3,554            --          3,554
                                           --------        ------       --------
  Totals..............................     $203,940        $5,453       $209,393
                                           ========        ======       ========
--------------------

(1)  Includes equity and second mortgages.

    RESIDENTIAL MORTGAGE LENDING. Pamrapo presently originates first mortgage loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 1996, 95.8% of gross mortgage loans were fixed-rate loans and 4.2% were ARMs or shorter term construction loans, and were principally originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 1996, $185.2 million or 87.0% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans, home improvement loans, second mortgage loans and home equity loans. Of this amount $151.2 million were one- to four-family and $34.0 million were multi-family.

    The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 1996, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 6.75% on 15-year loans and 7.25% on 25-year loans. An origination fee of 2.5% is usually charged.

    The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates 1% higher than those offered on one- to four-family residences. An origination fee of 3% is usually charged. The Bank generally makes multi-family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 1996, $34.0 million or 16.0% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

    Upon receipt of an application for a mortgage loan from a prospective borrower, a credit report is ordered to verify information relating to the applicant's employment, income and credit standing. A preliminary inspection of the subject premises is made by at least one member of the Executive Committee. The report of that inspection is brought before the Executive Committee or the full Board of Directors to approve the amount of the loan and the terms. Approval is given subject to a report of value from an independent appraiser and credit approval. Any mortgage application of $300,000 or more is not considered at an Executive Committee meeting but held over for the Board of Director's meeting. Approval of credit is given by the Bank's president or loan officer. It is the Bank's policy to obtain title insurance on all real estate loans. Borrowers also must obtain hazard insurance and flood insurance, if required, prior to closing. The Bank generally requires borrowers to advance funds on a monthly basis together with each payment of principal and interest to a tax escrow account from which the Bank can make disbursements for items such as real estate taxes and certain insurance premiums, if any, as they become due.

    ACQUISITION, DEVELOPMENT AND CONSTRUCTION LENDING. The Bank originates loans to finance the construction of one- to four-family dwellings, multi-family dwellings and, to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used principally for residential purposes in cases where the Bank is to provide the construction funds to improve the properties.

    The interest rates and terms of the construction and land development loans vary, depending upon market conditions, the size of the construction or development project and negotiations with the borrower. Advances are generally made to the borrower to cover actual construction costs incurred. On larger constructions loans, the Bank requires the project to be built out in phases. Advancement of funds is dependent upon completion of the project stages. The Bank generally limits its exposure to 75% of the projected market value of the completed project. The amount of the loans are generally determined as follows:
(i) land acquisition loans with no immediate plans for construction are limited to 65% of the appraised value of the land; (ii) acquisition and development loans are limited to 65% of appraised value of the improved lot not to exceed 150% of the original acquisition cost and (iii) in addition to the disbursement for acquisition and development, in an acquisition, development and construction loan, the Bank will not advance more than 90% of the construction costs. Prior to making any disbursements, the Bank requires that the projects securing the construction and development loans be inspected. The Bank will finance the construction of properties without a prospective buyer or without permanent take-out financing in place at the time of origination.

    The underwriting criteria used by the Bank are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank generally considers an appraisal of the project, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and review of cost estimates, plans and specifications, preconstruction sale and leasing information, current and expected economic conditions in the area of the project, cash flow projections of the borrower, and, to the extent available, guarantees by the borrower and/or third parties. Virtually all of the Bank's acquisition, development and construction loan portfolio is secured by real estate properties located in northern and central New Jersey.

    Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 1996, the Bank's acquisition, development and construction loans varied in size from $24,500 to $350,000, net of loans in process, and represented .93% of total gross loans.

    COMMERCIAL REAL ESTATE LENDING. Loans secured by commercial real estate totaled $21.6 million, or 10.2% of the Bank's total gross loan portfolio, at December 31, 1996. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower.
Inquiry as to collectability pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

    Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Emphasis is placed on the income producing capability of the collateral rather than on management-intensive projects.

    CONSUMER LENDING. The Bank offers various other secured and unsecured consumer loan products such as equity and second mortgage loans, automobile loans, personal loans, passbook loans and government guaranteed educational loans. At December 31, 1996, the balance of such loans was $35.1 million, or 16.5% of the Bank's total gross loan portfolio. $30.7 million, or 87.5% of total consumer loans are represented by equity loans and second mortgages, down from $31.5 million at December 31, 1995.

    LOAN REVIEW. The Bank has a formalized loan review policy, providing for detailed post-closing reviews for all loans over $150,000 and a random sampling of loans under $150,000. After review, reports are made to the mortgage and loan officers and the Board of Directors. Classification determination is presently the responsibility of the Asset Classification Committee. See "- Classification of Assets." The purpose of these procedures is to enhance the Bank's ability to properly document the loans it originates and to improve the performance of such loans.

    LENDING AUTHORITY. The Bank's Executive Committee has the authority to approve loans up to $300,000. All loans in excess of $300,000 must be approved by the Bank's Board of Directors. The Bank's Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $40,000.

    LOAN SERVICING. The Bank originates all of the loans that it has sold and services for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1996 the Bank was servicing $6.2 million of loans for others. There were no new loans sold in 1996 which required servicing .

    LOAN ORIGINATION FEES AND OTHER FEES. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $2.2 million in deferred origination fees and discounts at December 31, 1996.

NON-PERFORMING ASSETS

    When a borrower fails to make a required payment by the fifteenth day of the month in which the payment is due, the Bank sends a late notice advising the borrower that the payment has not been received. In most cases delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank reviews the loan status more closely and, where appropriate, appraises the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank (1) may accept a repayment program for the arrearage from the borrower; (2) may seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) may request a deed in lieu of foreclosure or (4) generally will initiate foreclosure proceedings when a loan payment is delinquent for more than three monthly installments.

    The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

                                                  AT DECEMBER 31,
                                  -----------------------------------------------
                                    1992      1993      1994      1995      1996
                                  -------   -------   -------   -------   -------
                                                  (In thousands)
ONE- TO FOUR-FAMILY
RESIDENTIAL REAL ESTATE
LOANS:
  Non-accrual loans............   $ 3,936   $ 4,430   $ 5,122   $ 5,099   $ 4,532
  Accruing loans 90 days
   overdue.....................     4,642     4,136     2,928     2,326     2,993
                                  -------   -------   -------   -------   -------
    Total......................     8,578     8,566     8,050     7,425     7,525
                                  -------   -------   -------   -------   -------
MULTI-FAMILY RESIDENTIAL AND
COMMERCIAL REAL ESTATE LOANS:
  Non-accrual loans............     1,505     2,472     2,905     2,014     1,881
  Accruing loans 90 days
   overdue.....................     1,135     1,208       642       890       542
                                  -------   -------   -------   -------   -------
    Total......................     2,640     3,680     3,547     2,904     2,423
                                  -------   -------   -------   -------   -------

CONSTRUCTION LOANS:(1)
  Non-accrual loans............     1,923     1,331       686       237       237
  Accruing loans 90 days
   overdue.....................        --        13        --        --        --
                                  -------   -------   -------   -------   -------
    Total......................     1,923     1,344       686       237       237
                                  -------   -------   -------   -------   -------

CONSUMER LOANS:
  Non-accrual loans............       586       567       512       274       277
  Accruing loans 90 days
   overdue.....................       125       108        33        23        30
                                  -------   -------   -------   -------   -------
    Total......................       711       675       545       297       307
                                  -------   -------   -------   -------   -------

TOTAL NON-PERFORMING LOANS:
  Non-accrual loans............    7,950     8,800     9,225     7,624     6,927
  Accruing loans 90 days
   overdue.....................    5,902     5,465     3,603     3,239     3,565
                                 -------   -------   -------   -------   -------
    Total......................  $13,852   $14,265   $12,828   $10,863   $10,492
                                 =======   =======   =======   =======   =======
    Total foreclosed real
     estate, net of related
     reserves..................   $ 1,182   $   831   $ 1,118   $ 1,467   $ 1,996
                                  =======   =======   =======   =======   =======
    Total non-performing loans
     and foreclosed real estate
     to total assets...........      3.76%     3.83%     3.63%     3.32%     3.44%
                                  =======   =======   =======   =======   =======

____________________
(1) Includes acquisition and development loans.


  At December 31, 1994, 1995, and 1996 nonaccrual loans for which interest has been discontinued totaled approximately $9.2 million, $7.6 million, and $6.9 million, respectively. During the years ended December 31, 1994, 1995 and 1996, the Bank recognized interest income of approximately $451,000, $260,000 and $172,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $934,000, $745,000 and $665,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

DELINQUENT LOANS. At December 31, 1994, 1995 and 1996, respectively, delinquencies in the Bank's portfolio were as follows:

                                           AT DECEMBER 31, 1994                         AT DECEMBER 31, 1995
                               ------------------------------------------     -----------------------------------------
                                    60 - 89 DAYS         90 DAYS OR MORE         60 - 89 DAYS          90 DAYS OR MORE
                                ------------------     ------------------     ------------------     ------------------
                                NUMBER   PRINCIPAL     NUMBER   PRINCIPAL     NUMBER   PRINCIPAL     NUMBER   PRINCIPAL
                                  OF      BALANCE        OF      BALANCE        OF      BALANCE        OF      BALANCE
                                LOANS    OF LOANS      LOANS    OF LOANS      LOANS    OF LOANS      LOANS    OF LOANS
                                ------   ---------     ------   ---------     ------   ---------     ------   ---------
                                                                    (In thousands)
Delinquent loans...........       42     $2,635         165      $12,828        56       $2,286       153      $10,863

As a percent of total
 gross loans...............                1.15%                    5.58%                  1.02%                  4.85%


                                       At December 31, 1996
                             ----------------------------------------
                                60 - 89 Days        90 Days or more
                             ----------------------------------------
                             Number  Principal   Number     Principal
                               of     Balance      of        Balance
                             Loans    of Loans   Loans      of Loans
                             ------  ---------   ------     ---------
                                          (In thousands)

Delinquent loans...........     52     $3,660      146       $10,492

As a percent of total
 gross loans...............              1.72%                  4.93%

   As of December 31, 1996, the Bank had 146 loans which were 90 days or more past due totaling $10.5 million. The average balance of such loans was approximately $71,900. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; six of the loans have loan balances greater than $200,000, the largest of which is $296,000. All loans are within the Bank's lending areas.

   The Bank's level of non-performing loans 90 days or more delinquent decreased from $10.9 million at December 31, 1995 to $10.5 at December 31, 1996. The total of such loans in the lower risk one-to four-family residential category increased to $7.5 million or 71.7% of non-performing loans 90 days or more delinquent at December 31, 1996, when compared with $7.4 million, or 68.4% at December 31, 1995. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, decreased from $3.1 million at December 31, 1995, to $2.7 million at December 31, 1996, which represents a decrease of 15.3%. The decrease in non-performing loans can be attributed to the Bank's greater emphasis on collection efforts.

   CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" by management.

   A classification of either substandard or doubtful requires the establishment of general allowances for loan losses in an amount deemed prudent by management. Assets classified as "loss" require either a specific allowance for losses equal to 100% of the amount of the asset so classified or a charge off of such amount.

   A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

   Management of the Bank has classified $12.3 million of its assets as substandard and approximately $840,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 1996, the allowance for loan losses totaled $2.8 million.

   ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

   During the years ended December 31, 1994, 1995 and 1996, gross charge-offs totaled $911,000, $1.3 million and $638,000, respectively. A majority of the charge-offs in all three years resulted from the transferring of loans to foreclosed real estate and charging-off the difference between the carrying value of the loans and the fair values of the properties securing such loans to the loan loss allowance.

   The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:

                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                            1992    1993     1994     1995      1996
                                            -----   ------   ------   ------   ------
                                                         (In thousands)
Balance at beginning of period......       $3,350   $3,100   $4,000   $3,650   $2,725
Provision for loan losses...........        1,933    1,224      495      411      644
Charge-offs:........................
     Real estate mortgage loans.....        2,070      290      879    1,008      404
     Consumer loans.................          114       35       32      333      234
     Recoveries.....................            1        1       66        5       69
                                           ------   ------   ------   ------   ------
Net charge-offs.....................        2,183      324      845    1,336      569
                                           ------   ------   ------   ------   ------
Balance at end of period............       $3,100   $4,000   $3,650   $2,725   $2,800
                                           ------   ======   ======   ======   ======
Ratio of net charge offs during
   the period to average loans
   receivable during the period.....          .99%     .15%     .38%     .61%     .27%
Ratio of allowance for loan
   losses to total outstanding
   loans (gross) at end of period...         1.39%    1.79%    1.59%    1.22%    1.32%
Ratio of allowance for loan losses
   to non-performing loans                  22.38%   28.04%   28.45%   25.09%   26.69%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                     AT DECEMBER 31,
                                       --------------------------------------------------------------------------
                                         1992            1993            1994            1995            1996
                                       ----------      ----------      ----------      ----------     -----------
                                         AMOUNT          AMOUNT          AMOUNT          AMOUNT          AMOUNT
                                         ------          ------          ------          ------          ------
                                                                  (Dollars in thousands)
Real estate mortgage loans (1)..          $2,500          $3,400          $3,050          $2,325          $2,450
Consumer loans..................             600             600             600             400             350
                                          ------          ------          ------          ------          ------
    Total allowance.................      $3,100          $4,000          $3,650          $2,725          $2,800
                                          ======          ======          ======          ======          ======

--------------------
(1) Includes equity and second mortgages.


MORTGAGE-BACKED SECURITIES

  The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and have coupon rates as of December 31, 1996 ranging from 5.50% to 10.00%. At December 31, 1996 the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $109.5 million or 30.2% of total assets. The carrying value of such securities amounted to $120.7 million, $112.8 million and $109.8 million at December 31, 1994, 1995 and 1996, respectively, and the fair market value of such securities totaled approximately $113.0 million, $113.6 million and $109.2 million at December 31, 1994, 1995 and 1996, respectively.

  The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 1996.

                              CONTRACTUAL MATURITIES DUE IN YEAR(S) ENDED
                                              DECEMBER 31,
                    ------------------------------------------------------------------
                               1998-    2000-    2002-     2007-  2017 AND
                       1997    1999     2001     2006      2016  THEREAFTER  TOTAL
                    --------- -------- -------- -------- --------- --------- ---------
                                             (In thousands)
Mortgage-backed
securities:
 Held to maturity....  $  --   $   --   $  441   $8,914   $83,368   $ 3,599   $ 96,322
 Available for sale..    584    3,060       --       --        --     9,500     13,144
                       -----   ------   ------   ------   -------   -------   --------
  Total..............  $ 584   $3,060   $  441   $8,914   $83,368   $13,099   $109,466
                       =====   ======   ======   ======   =======   =======   ========

     Mortgage-backed securities are a low risk investment for the Bank. The Bank's substantial investment in mortgage-backed securities will significantly enhance the Bank's ability to meet risk based capital requirements as mortgage-backed securities are assigned a risk rating, generally from 0% to 20%. Based on historical experience, the Bank believes that the mortgage-backed securities will be repaid significantly in advance of the stated maturities reflected in the above table.

INVESTMENT ACTIVITIES

     SAIF-insured savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, SAIF-insured savings institutions may also invest their assets in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a SAIF-insured savings institution is otherwise authorized to make directly.

     The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal, liquidity requirements of the Bank and the return on the investment and capital appreciation. The Bank's Chief Executive Officer may make investments up to $5.0 million, subject to ratification by the Bank's Board of Directors.

     The Bank's conservative policy does not permit investment in junk bonds or speculative strategies based upon the rise and fall of interest rates. Pamrapo's goal, however, has always been to realize the greatest possible return commensurate with its interest rate risk. Pamrapo has emphasized shorter term securities for their liquidity to increase sensitivity of its investment securities to changes in interest rates.

     As a member of the FHLB-NY, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. See "Regulation - Federal Home Loan Bank System." The Bank's liquid investments primarily include federal agency securities, overnight deposits and federal funds. The average liquidity for the month of December 1996 was 9.90%, which exceeded the minimum level of 5.0% prescribed by the OTS.

INVESTMENT PORTFOLIO

     The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:


                                                                    AT DECEMBER 31,
                                              -------------------------------------------------------------
                                                     1994                1995                  1996
                                              ------------------  -------------------   -------------------
                                              CARRYING    FAIR    CARRYING     FAIR     CARRYING      FAIR
                                               VALUE     VALUE     VALUE      VALUE      VALUE        VALUE
                                              --------  --------  --------   --------   --------    --------
                                                                    (In thousands)
INVESTMENTS:
  U.S. Government (including
   federal agencies) held to maturity.......   $ 1,997   $ 1,870  $     --    $     --   $    --     $    --
  U.S. Government (including
   federal agencies) available for sale.....    13,042    12,824    12,020      12,136     8,000       8,023
  Mutual Funds available for sale...........        --        --        --          --     1,049       1,049
  Equity securities available for sale......         7        23         7          64         7          91
  FHLB-NY stock.............................     3,025     3,025     3,073       3,073     2,979       2,979
  Net unrealized (loss) gain on available
   for sale securities......................      (202)       --       173          --       107          --
                                               -------   -------   -------     -------   -------     -------
   Total investment securities..............   $17,869   $17,742   $15,273     $15,273   $12,142     $12,142
                                               =======   =======   =======     =======   =======     =======
OTHER INTEREST-EARNING ASSETS:
  Overnight deposits........................   $ 1,300   $ 1,300   $ 4,500     $ 4,500   $ 9,000     $ 9,000
  Certificates of deposit...................        99        99        99          99        --          --
  Federal funds sold........................       100       100       100         100       100         100
                                               -------   -------   -------     -------   -------     -------
   Total other interest-earning assets......   $ 1,499   $ 1,499   $ 4,699     $ 4,699   $ 9,100     $ 9,100
                                               =======   =======   =======     =======   =======     =======

   Total investment portfolio...............   $19,368   $19,241   $19,972     $19,972   $21,242     $21,242
                                               =======   =======   =======     =======   =======     =======

  As of December 31, 1996, most of the Bank's investment securities were issued by the U.S. Government and its agencies having a carrying value of $8.0 million, a weighted average yield of 6.8% and maturities of five years or less.

  The Bank has no investments with any one issuer, other than the U.S. Government and Federal agencies, which exceed ten percent of stockholders' equity.

SOURCES OF FUNDS

  GENERAL. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

  DEPOSITS. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $5.3 million, at December 31, 1996, as compared to $5.4 million at December 31, 1995. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. The $1.9 million or .64% increase in total deposits from $298.9 million at December 31, 1995 to $300.8 million at December 31, 1996 was the result a more competitive interest rate environment.

  The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

  DEPOSIT PORTFOLIO. The following table sets forth the distribution and weighted average nominal interest rate of the Bank's deposit accounts at the dates indicated:

                                                                       AT DECEMBER 31.
                                  -------------------------------------------------------------------------------------------------
                                              1994                             1995                            1996
                                  -------------------------------  -----------------------------  ---------------------------------
                                                         WEIGHTED                       WEIGHTED                         WEIGHTED
                                                % OF     AVERAGE               % OF     AVERAGE               % OF       AVERAGE
                                               TOTAL     NOMINAL               TOTAL    NOMINAL               TOTAL      NOMINAL
                                    AMOUNT    DEPOSITS     RATE     AMOUNT    DEPOSITS    RATE      AMOUNT   DEPOSITS      RATE
                                  ----------  --------   --------  --------  ---------  --------  ---------  --------    ----------
                                                                      (In thousands)
Passbook and club accounts........ $127,968     41.83%      2.74%  $113,072     37.83%     2.74%  $116,712     38.80%         2.74%
0.00% demand......................   10,097      3.30       0.00      9,789      3.27      0.00      8,320      2.76          0.00
NOW...............................   16,497      5.39       2.50     17,748      5.94      2.50     17,207      5.72          2.50
Super NOW.........................      171       .06       2.50        221       .07      2.50        179       .06          2.50
Money market demand...............   24,482      8.00       2.70     22,773      7.62      2.69     22,152      7.37          2.98
                                   --------    ------              --------    ------             --------    ------
  Total passbook, club, NOW, and
   money market accounts..........  179,215     58.58       2.56    163,603     54.73      2.54    164,570     54.71          2.60
                                   --------    ------              --------    ------             --------    ------
Certificate accounts:
 91-day money market..............    1,571       .51       3.75        979       .33      4.34      1,297       .43          4.51
 26-week money market.............   45,356     14.83       3.87     56,296     18.83      4.83     36,161     12.02          4.69
 12- to 30-month money market.....   32,491     10.62       3.91     33,769     11.30      5.16     55,071     18.31          5.04
 30- to 48-month money market.....    7,441      2.43       5.11      7,849      2.63      5.44      8,551      2.84          5.65
 IRA and KEOGH....................   33,638     11.00       4.24     30,272     10.13      4.91     28,829      9.59          4.92
 Negotiated rate..................    6,198      2.03       5.48      6,133      2.05      6.08      6,306      2.10          6.00
                                   --------    ------              --------    ------             --------    ------
  Total certificates..............  126,695     41.42       4.13    135,298     45.27      5.03    136,215     45.29          5.02
                                   --------    ------              --------    ------             --------    ------

  Total deposits.................. $305,910    100.00%      3.21%  $298,901    100.00%     3.67%  $300,785    100.00%         3.69%
                                   ========    ======      =====   ========    ======     =====   ========    ======          ====

 The following table sets forth the deposit activity of the Bank for the periods indicated:

                                           YEAR ENDED DECEMBER 31,
                                      -------------------------------
                                          1994       1995       1996
                                      -----------  ---------  -------
                                                (In thousands)
Deposits (less than) withdrawals......  $(31,673)  $(17,759)  $(9,291)

Interest credited.....................    10,030     10,750    11,175
                                        --------   --------   -------

Net  (decrease) increase in deposits..  $(21,643)  $ (7,009)  $ 1,884
                                        ========   ========   =======

  The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.



                                                                AT DECEMBER 31, 1996,
                               AT DECEMBER 31,                      MATURING IN
                       ------------------------------  ------------------------------------------
                                                       ONE YEAR    TWO       THREE   GREATER THAN
                           1994      1995      1996    OR LESS    YEARS      YEARS   THREE YEARS
                         --------  --------  --------  --------  -------     ------  ------------
                                                      (In thousands)
CERTIFICATE ACCOUNTS:
2.99% or less..........  $    649  $    613  $     60  $     60  $    --     $   --        $   --
3.00% to 4.99%.........   105,357    71,416    82,499    75,583    5,736        140         1,040
5.00% to 5.99%.........    13,787    41,615    45,518    33,948    8,665      1,817         1,088
6.00% to 6.99%.........     5,430    20,186     7,302     3,072    1,334      1,011         1,885
7.00% to 7.99%.........       452     1,308       815        --        7        119           689
8.00% to 8.99%.........     1,020       141         6        --        6         --            --
9.00% to 9.99%.........        --        19        15        --       --         15            --
                         --------  --------  --------  --------  -------     ------        ------

     Total.............  $126,695  $135,298  $136,215  $112,663  $15,748     $3,102        $4,702
                         ========  ========  ========  ========  =======     ======        ======

  At December 31, 1996, the Bank had outstanding $20.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                      AMOUNT
                                                  --------------
                                                  (In thousands)

Three months or less.............................       $ 5,237
Over three through six months....................         5,753
Over six through 12 months.......................         5,807
Over 12 months...................................         3,237
                                                        -------

  Total..........................................       $20,034
                                                        =======


     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

     Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and certain of its mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 1996, outstanding advances from the FHLB-NY amounted to $3.5 million.

     The following table sets forth certain information regarding FHLB-NY advances at the dates indicated:

                                                     AT DECEMBER 31,
                                               -------------------------
                                                  1994     1995    1996
                                               -------------------------
                                                     (In thousands)
FIXED-RATE ADVANCES FROM THE FHLB-NY:
  4.03% due 1995........................         $ 3,000  $   --  $   --
  5.93% due 1995........................           5,000      --      --
  6.60% due 1995........................           5,000      --      --
  6.45% due 1996........................              --   3,000      --
  6.63% due 1996........................           4,000   4,000      --
  6.47% due 1999........................              --      --   3,000
  5.10% due 2001........................             243     243     243
  4.62% due 2003........................             340     340     340
                                                 -------  ------  ------

     Total advances from the FHLB-NY....         $17,583  $7,583  $3,583
                                                 =======  ======  ======


  The Bank obtained a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 1996 amounted to $293,094.

  See Note 10 to the Consolidated Financial Statement, for the fiscal year ended December 31, 1996, contained in the 1996 Annual Report to Shareholders attached hereto as Exhibit 13 for a discussion of the loan to the Employee Stock Ownership Plan.

COMPETITION

  Pamrapo has substantial competition for both loans and deposits. The New York City metropolitan area has a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank faces significant competition both in making mortgage loans and in attracting deposits. The Bank's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies, commercial banks and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds.
The Bank faces increased competition among financial institutions for deposits. Competition also may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions and legislation authorizing the acquisition of thrifts by Banks.

  The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and real estate brokers. It competes for deposits through pricing, service and by offering a variety of deposit accounts. New powers for thrift institutions provided by New Jersey and federal legislation enacted in recent years have resulted in increased competition between savings banks and other financial institutions for both deposits and loans. Management believes that implementation of new powers set forth in such recent legislation is expected to intensify this competition.

SUBSIDIARIES

  Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking (the "Commissioner") to invest an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 1996, Pamrapo had $1.6 million, or .44%, of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

  Under OTS regulation, investments in and loans to subsidiaries not engaged in activities permissible to national banks, such as the real estate investment activities previously entered into by the Bank, generally are required to be deducted from capital. Although the Bank will continue to consider joint venture opportunities, it will do so with the effects of the OTS regulations in mind. The Bank currently has no plans to enter into any joint ventures.

YIELDS EARNED AND RATES PAID

  The Bank's earnings depend primarily on its net interest income. Net interest income is affected by (i) the volume of interest-earning assets and interest-bearing liabilities, (ii) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities and (iii) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

  A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 1996, approximately 95.8% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

  The following tables set forth for the periods indicated information regarding the average balances of interest-earning assets and interest-bearing liabilities, the dollar amount of interest income earned on such assets and the resultant yields, the dollar amount of interest expense paid on such liabilities and the resultant costs. The tables also reflect the interest rate spread for such periods, the net yield on interest-earning assets (i.e., net interest income as a percentage of average interest-earning assets) and the ratio of average interest-earning assets to average interest-bearing liabilities.
Average balances are based on month-end amounts.

                                                                              YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------------------
                                                   1994                          1995                             1996
                                        ---------------------------  -----------------------------   -----------------------------
                                        AVERAGE             YIELD/   AVERAGE               YIELD/    AVERAGE                YIELD/
                                        BALANCE   INTEREST   COST    BALANCE   INTEREST     COST     BALANCE   INTEREST      COST
                                        -------   --------  -------  -------   --------   --------   -------   --------   --------
                                                                               (In thousands)
INTEREST-EARNING ASSETS:
 Loans(1).............................  $219,697   $20,368    9.27%  $220,001   $20,445       9.29%  $213,122   $19,191       9.00%
 Mortgage-backed securities...........   126,147     8,464    6.71    115,803     7,696       6.65    108,500     7,324       6.75
 Investments..........................    18,039     1,143    6.34     11,195       779       6.96     11,725       906       7.73
 Other interest-earning assets........    10,140       491    4.84      8,332       651       7.81     12,599       614       4.87
                                        --------   -------           --------   -------              --------   -------
  Total interest-earning assets.......   374,023    30,466    8.15    355,331    29,571       8.32   $345,946    28,035       8.10
                                        --------   -------           --------   -------              --------   -------

NON-INTEREST-EARNING ASSETS...........    20,504                       21,167                          21,301
                                        --------                     --------                        --------

  Total assets(1).....................  $394,527                     $376,498                        $367,247
                                        ========                     ========                        ========

INTEREST-BEARING LIABILITIES:
 Passbook and club account............  $138,335   $ 3,835    2.77    120,209     3,316       2.76    114,939     3,166       2.75
 NOW and money market accounts........    42,090     1,198    2.85     37,645     1,076       2.86     33,481     1,079       3.22
 Certificates of deposits.............   129,727     4,976    3.84    131,520     6,341       4.82    142,551     6,930       4.86
 Advances and other borrowings........    12,476       617    4.95     11,679       723       6.19      3,369       206       6.11
                                        --------   -------           --------   -------              --------   -------
  Total interest-bearing liabilities..   322,628    10,626    3.29    301,053    11,456       3.81    294,340    11,381       3.87
                                        --------   -------           --------   -------              --------   -------
NON-INTEREST-BEARING LIABILITIES:
 Non-interest-bearing demand accounts.    10,620                     $ 13,114                          11,004
 Other................................     7,823                        4,366                           5,606
                                        --------                     --------                        --------
 Total non-interest-bearing demand
  liabilities.........................    18,443                       17,480                          16,610
                                        --------                     --------                        --------
  Total liabilities...................   341,071                      318,533                         310,950
Stockholders' equity..................    53,456                       57,965                          56,297
                                        --------                     --------                        --------
  Total liabilities and stockholders'
       equity.........................  $394,527                     $376,498                        $367,247
                                        ========                     ========                        ========

Net interest income/interest rate
 spread...............................             $19,840    4.86%             $18,115       4.51%             $16,654       4.23%
Net interest-earning assets/net yield              =======    ====              =======       ====              =======       ====
 on interest-earning assets...........  $51,395               5.30%   $54,278                 5.10%   $51,606                 4.81%
                                        =======               =====   =======                 =====   =======                 ====
Ratio of average interest-earning
 assets to average interest-bearing
  liabilities.........................     1.16x                        1.18x                           1.17x
                                        ========                     ========                        ========

_____________________________
(1) Non-accruing loans are part of the average balances of loans outstanding.

INTEREST RATE SENSITIVITY ANALYSIS

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $116.7 million at December 31, 1996, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $22.1 million at December 31, 1996, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the cumulative declining balance of such accounts during the periods shown. Additionally, the Bank has assumed that its NOW and Super NOW accounts which totaled $17.4 million at December 31, 1996, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and 100.00% on the cumulative declining balance of such accounts during the periods shown.

                                                              MORE THAN   MORE THAN    MORE THAN   MORE THAN
                                                   1 YEAR     1 YEAR TO  3 YEARS TO   5 YEARS TO  10 YEARS TO  MORE THAN
                                                   OR LESS     3 YEARS     5 YEARS     10 YEARS     20 YEARS    20 YEARS   TOTAL
                                                 ---------   ----------  -----------  ----------  -----------  ----------  -----
                                                                                  (In thousands)
INTEREST-EARNING ASSETS:
  Loans........................................  $   3,429   $   2,731    $   7,038    $  45,851    $114,179   $39,594   $212,822
  Mortgage-backed securities(1)................        584       3,060          441        8,914      83,368    13,099    109,466
  Investments(1)(2)............................      5,058       2,000          998           --       1,000        --      9,056
  Other interest-earning assets(3).............     12,079          --           --           --          --        --     12,079
                                                 ---------   ---------    ---------    ---------    --------   -------   --------
   Total interest-earning assets...............     21,150       7,791        8,477       54,765     198,547    52,693    343,423
                                                 ---------   ---------    ---------    ---------    --------   -------   --------
INTEREST-BEARING LIABILITIES:
  NOW and Super NOW accounts(4)................      6,433       5,889        1,576        2,115       1,161       213     17,387
  Money market accounts........................     17,500       2,437        1,160          890         161         4     22,152
  Passbook and club accounts...................     19,841      30,137       19,647       24,938      17,248     4,901    116,712
  Certificate accounts.........................    112,663      18,850        4,322          380          --        --    136,215
  Advances and other borrowings................         --       3,000          243          340         293        --      3,876
                                                 ---------   ---------    ---------    ---------    --------   -------   --------
   Total interest-bearing liabilities..........    156,437      60,313       26,948       28,663      18,863     5,118    296,342
                                                 ---------   ---------    ---------    ---------    --------   -------   --------

Interest sensitivity gap per period............  $(135,287)  $ (52,522)   $ (18,471)   $  26,102    $179,684   $47,575   $ 47,081
                                                 =========   =========    =========    =========    ========   =======   ========

Cumulative interest sensitivity gap............  $(135,287)  $(187,809)   $(206,280)   $(180,178)   $   (494)  $47,081
                                                 =========   =========    =========    =========    ========   =======

Cumulative gap as a percent of total assets....     (37.28)%    (51.75)%     (56.84)%     (49.65)%      (.14)%   12.97%
                                                 =========   =========    =========    =========    ========   =======

Cumulative interest-sensitive assets as
  a percent of interest-sensitive liabilities..      13.52%      13.35%       15.35%       33.85%      99.83%   115.89%
                                                 =========   =========    =========    =========    ========   =======

-------------------------------------
(1) Includes available for sale securities.
(2) Includes marketable equity securities which have no stated maturity.
(3) Includes FHLB-NY common stock.
(4) Excluding non-interest bearing demand accounts.

RATE/VOLUME ANALYSIS

  Changes in net interest income are attributable to three factors: (i) a change in volume or amount of an interest-earning asset or interest-bearing liability, (ii) a change in interest rates or (iii) a change caused by a combination of changes in volume and interest rate. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated, reflecting the extent to which such changes are attributable to changes in volume and changes in rate. The amount attributable to a change in volume or amount is calculated by multiplying the average interest rate for the prior period by the increase (decrease) in the average balance of the related asset or liability. The amount attributable to a change in rate is calculated by multiplying the increase (decrease) in the average interest rate from the prior period by the average balance of the related asset or liability for the prior period. The rate/volume change represents a change in rate multiplied by a change in volume and is allocated proportionately to volume and rate changes.

                                                                     YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                                       1995 v. 1994                                 1996 v. 1995
                                          ------------------------------------          ---------------------------------------
                                                    INCREASE (DECREASE)                             INCREASE (DECREASE)
                                                          DUE TO                                         DUE TO
                                          ------------------------------------          ---------------------------------------
                                           VOLUME          RATE           NET            VOLUME          RATE              NET
                                          --------        ------         -----          --------        ------            -----
                                                                         (In thousands)
Interest income:
  Loans.............................      $    30         $    47        $    77          $(627)          $(627)          $(1,254)
  Mortgage-backed securities........         (691)            (77)          (768)          (488)            115              (373)
  Investments.......................         (467)            103           (364)            38              89               127
  Other interest-earning assets.....          (98)            258            160            261            (298)              (37)
                                          -------         -------        -------          -----           -----           -------
     Total interest-earning assets..       (1,226)            331           (895)          (816)           (721)           (1,537)
                                          -------         -------        -------          -----           -----           -------
Interest expense:
  Passbook and club accounts........         (505)            (14)          (519)          (139)            (11)             (150)
  NOW and money market
    accounts..........................       (126)              4           (122)          (119)            121                 2

Certificates of deposit.............           70           1,295          1,365            536              53               589
Advances and other borrowings                 (41)            147            106           (509)             (8)             (517)
                                          -------         -------        -------          -----           -----           -------
 Total interest-bearing
   liabilities......................         (602)          1,432            830           (231)            155               (76)
                                          -------         -------        -------          -----           -----           -------
Net change in net interest income...      $  (624)        $(1,101)       $(1,725)         $(585)          $(876)          $(1,461)
                                          =======         =======        =======          =====           =====           =======

                          REGULATION AND SUPERVISION

GENERAL

  The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

  The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

  The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

  CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1995, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

                                                       CAPITAL
                                      EXCESS     ----------------------
               ACTUAL   REQUIRED   (DEFICIENCY)  ACTUAL        REQUIRED
               CAPITAL  CAPITAL       AMOUNT     PERCENT       PERCENT
               -------  --------   ------------  -------       --------
                                 (Dollars in thousands)
Tangible.....  $45,440   $ 5,412      $40,028     12.59%         1.50%
Core
(Leverage)...  $45,440   $10,824      $34,616     12.59%         3.00%
Risk-based...  $47,400   $14,389      $33,011     26.35%         8.00%

          PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization.

Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I
(core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit
insurance premiums of between 24 and 25 basis points.   The BIF met the required
reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

          In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

          On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended December 31, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.02 million on a pre-tax basis and $1.30 million on an after-tax basis.

          The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

          As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessment to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

          The Bank's assessment rate for fiscal 1996 ranged from 6.48 to 23 basis points and the premium paid exclusive of the SAIF Special Assessment for this period was $662,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

          Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

          THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

          LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $6.8 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $4.1 million.

          QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

          A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 88.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

          LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

          LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 9.9% and 4.8% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

          ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totalled $91,000.

          BRANCHING.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

          TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

          ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

          STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

          The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

NEW JERSEY LAW

          The Bank is chartered under and its basic banking and corporate powers are provided by New Jersey law. The Commissioner regulates the Bank's internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, the establishment or relocation of branch offices and mergers.
In addition, the Commissioner conducts periodic examinations of the Bank and maintains certain enforcement authority. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the OTS.

          Legislation enacted in New Jersey (the "New Jersey Act") provides that upon satisfaction of certain triggering conditions, as determined by the Commissioner, insured institutions or savings and loan holding companies located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as stated in the New Jersey Act may acquire, or be acquired by, New Jersey insured institutions or holding companies on either a regional or national basis. The New Jersey Act explicitly prohibits interstate branching. An institution for sale under the New Jersey Department of Banking's emergency power provisions is not subject to these restrictions.


                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

          GENERAL. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the

Company. The Bank has not been audited by the IRS within the last seven years. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

          BAD DEBT RESERVES. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

          The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

          A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

          Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

          Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur an additional tax liability of approximately $150,000 which is expected to be paid beginning in 1996 over a six year period.

          DISTRIBUTIONS. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

          The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

          SAIF RECAPITALIZATION ASSESSMENT. The Funds Act levies a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter
ended September 30, 1996.   The Funds Act includes a provision which states that
the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

          CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company and the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company and the Bank do not expect to be subject to the AMT.

          DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

          NEW JERSEY TAXATION. The Bank is taxed under the New Jersey Savings Institutions Tax Act. The tax is an annual privilege tax imposed at a rate of 3% of the net income of the Bank has reported for federal income tax purposes with certain modifications. The Company is taxed under the New Jersey Corporation Business Tax Act. If it meets certain tests, the Company would be taxed as an investment company at an effective annual rate of approximately 2.25% of New Jersey taxable income. If it fails to meet such test, it will be taxed at an annual rate of approximately 9% of New Jersey taxable income. As a Delaware business corporation, the Company will be required to file annual returns with the Secretary of the State of Delaware and pay an annual Delaware franchise tax. The Bank's subsidiary, Pamrapo Service Corporation, which is taxed at an annual rate of 9%, files its own tax return.

PERSONNEL

          As of December 31, 1996, the Bank had 80 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employers to be good.

ITEM 2.  PROPERTIES.
-------------------

          The Bank conducts its business through eight branch offices and one administrative office, all of which are located in Hudson County, New Jersey and two of which are drive-up facilities. The Bank has automatic teller machines at six of its eight branch facilities. The following table sets forth information relating to each of the Bank's offices as of December 31, 1996. The total net book value of the Bank's premises and equipment at December 31, 1996 was $3.6 million.


                                          YEAR            NET
           LOCATION                   OFFICE OPENED    BOOK VALUE
-----------------------------------   -------------    ----------
                                           (In thousands)
EXECUTIVE OFFICE
  591 Avenue C
  Bayonne, New Jersey..............         1985        $  648
BRANCH OFFICES
  611 Avenue C
  Bayonne, New Jersey..............         1984           454
  155 Broadway
  Bayonne, New Jersey..............         1973           159
  175 Broadway
  Bayonne, New Jersey..............         1985            --(1)
  861 Broadway
  Bayonne, New Jersey..............         1962           186
  987 Broadway
  Bayonne, New Jersey..............         1977           309
  401-403 Washington Street
  Hoboken, New Jersey..............         1990           579
  1475 Bergen Boulevard
  Fort Lee, New Jersey.............         1990            --(2)
  544 Broadway
  Bayonne, New Jersey..............         1995            --(2)
  595-597 Avenue C
  Bayonne, New Jersey..............          (3)           405
  609-611 Avenue C
  Bayonne, New Jersey..............          (4)           295
                                                        ------

  Net book value of properties.....                      3,035
  Furnishings and equipment........                        596
                                                        ------
     Total premises and equipment..                     $3,631
                                                        ======

----------------------
(1) The net book value of the property is included in investment in real estate.
(2)  Leased Property.
(3)  To be renovated.
(4)  To be used for parking.

ITEM 3.  LEGAL PROCEEDINGS.

  On February 15, 1994, Bank Polska Kasa Opieki, S.A. ("Pekao") filed an action against the Bank and Chemical Bank ("Chemical") in the United States District Court for the District of New Jersey. The suit arises out of a $2.0 million check drawn by Pekao, certified by Chemical, and accepted for deposit at the Bank. In accepting the check for deposit, the Bank relied both upon representations made by a local attorney, Donald J. Meliado, Esq. ("Meliado"), and upon Chemical's certification of the check. Pekao alleges that the endorsement of the check was fraudulent and resulted in its losing $2.0 million, plus interest and costs, and that the losses are the responsibility of Chemical and the Bank.

  Chemical filed a cross-claim against the Bank on or about May 5, 1994. On May 11, 1994, the Bank filed an Answer to the Complaint as well as a counterclaim against Pekao, cross-claim against Chemical and Third-Party Complaint against Meliado, that deny that the Bank is responsible for any of the losses sustained by Pekao. In the counterclaim, the Bank alleges that Pekao's own conduct resulted in the loss and requests that Pekao indemnify the Bank for any losses sustained by the Bank in the suit. Against Chemical, the cross-claim alleges that Chemical is responsible to the Bank for any losses sustained as a result of the certification. The Third-Party Complaint alleges that the Bank relied upon Meliado's representations concerning the check and requests indemnification and contribution to the Bank for any losses.

  On December 11, 1995, the Court granted the Bank's motion for partial summary judgment dismissing Pekao's claims against the Bank. On the same date, the Court also denied Meliado's motion for summary judgment against the Bank. The Bank's cross-claim against Chemical was dismissed by the Court on February 2, 1995. As a result of these rulings, the only claims remaining are: (i)
Pekao's direct claims against Chemical; (ii) Chemical's cross-claim against the Bank for indemnification and counsel fees; and (iii) the Bank's claim for indemnification against Meliado.

  Pretrial discovery is ongoing. The Bank is contesting liability, which at this point could only arise if Pekao succeeds on its claims against Chemical.
In that connection, Chemical has substantial defenses which, if successful, would result in a judgment in its favor dismissing Pekao's claim against it.
The Bank has also made a demand upon its insurance carrier for reimbursement of any losses, including all counsel fees, ultimately sustained by the Bank. The insurance carrier has preliminary denied coverage, but has indicated a willingness to settle. There is currently pending before the Court cross-motions for summary judgement both by Chemical and Pekao. It is anticipated that the motions will be argued in late March, 1997. In the interim, all parties are exploring settlement as to the litigation. In addition, the Bank is exploring settlement of the insurance coverage issues. Although the Bank believes it will ultimately obtain a favorable resolution both as to the litigation and the insurance coverage issue, both the outcome of the litigation and the Bank's demand for insurance coverage cannot be predicted at this time.

  The Bank is also a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have material effect on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

 None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

  Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 1996 Annual Report to Stockholders on page 35 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

  The selected financial data appears under Selected Consolidated Financial Condition and Other Data of the Corporation in the Registrant's 1996 Annual Report to Stockholders on page 34 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

  The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1996 Annual Report to Stockholders on pages 4 through 10 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

  The Consolidated Financial Statements and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 1996 Annual Report to Stockholders on pages 11 through 32 and are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

 Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997 at pages 5 and 6.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

  The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997 at pages 7 through 15 excluding the Stock Performance Graph and the Compensation Committee Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997 at pages 3, 5 and 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997 at page 16.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.
---------------------------------------------------------------------------

 (a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 1996 Annual Report to Stockholders.

                                                                    PAGE
                                                                    ----

Consolidated Statements of Financial Condition as of
     December 31, 1995 and 1996.................................... 11


Consolidated Statements of Income for the Years Ended
     December 31, 1994, 1995 and 1996.............................. 12


Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1994, 1995 and 1996.......... 13


Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1994, 1995 and 1996..................... 14-15


Notes to Consolidated Financial Statements...................... 16-31

Independent Auditors' Report....................................... 32

The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

     (a)  The following exhibits are filed as part of this report.

          3.1   Certificate of Incorporation of Pamrapo Bancorp, Inc.*
          3.2   Bylaws of Pamrapo Bancorp, Inc.*
          4.0   Stock Certificate of Pamrapo Bancorp, Inc.*
          10.1  Employment Agreement between the Bank and William J. Campbell.*
          10.2  Employment Agreement between the Company and William J.
                Campbell.*
          10.3  Special Termination Agreement (Delikat).*
          10.4  Special Termination Agreement (Thomas).*
          10.5  Special Termination Agreement (Russo).*
          10.6  Pamrapo Bank, S.L.A. Employee Stock Ownership Plan and Trust.*
          10.8  Management Recognition and Retention Plan and Trust.*
          10.9  Incentive Stock Option Plan.*
          10.10 Stock Option Plan for Outside Directors.*
          10.11 Outside Directors' Consultation and Retirement Plan.*
          10.12 Board of Directors' Compensation and Trust Agreement.*
          10.13 Standstill Agreement between Pamrapo Bancorp, Inc., and
                Roger T. Conlan dated March 12, 1997.**
          11.0  Computation of earnings per share (filed herewith)
          13.0 Portions of the 1996 Annual Report to Stockholders (filed herewith).
          21.0 Subsidiary information is incorporated herein by reference to "Part I -Subsidiaries."
          23.0  Consent of Auditors (filed herewith).
          27.0  Financial Data Schedule (filed herewith)
          99.1  Form 11-K (to be filed subsequently).

--------------------------
  * Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

  ** Incorporated herein by reference to the Form 8-K filed on March 25, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PAMRAPO BANCORP, INC.


                                         By:  /s/ William J. Campbell
                                              -----------------------
                                              William J. Campbell
                                              President

DATED: March 25, 1997


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Name                       Title                                            Date
       ----                       -----                                            ----

/s/ William J. Campbell           President, Chief Executive Officer               March 25, 1997
-----------------------
William J. Campbell               and Director


/s/ Gary J. Thomas                Treasurer/Chief Financial Officer                March 25, 1997
-----------------------
Gary J. Thomas                    (Principal Financial and Accounting Officer)


/s/ Daniel J. Massarelli          Chairman of the Board and Director               March 25, 1997
------------------------
Daniel J. Massarelli


/s/ John A. Morecraft             Vice Chairman of the Board and Director          March 25, 1997
---------------------
John A. Morecraft


/s/ James J. Kennedy              Director                                         March 25, 1997
--------------------
James J. Kennedy


/s/ Jaime Portela                 Director                                         March 25, 1997
-----------------
Dr. Jaime Portela


/s/ Francis J. O'Donnell          Director                                         March 25, 1997
------------------------
Francis J. O'Donnell