Form 10-Q
period 1997-03-31
PAMRAPO BANCORP INC
filed 1997-05-06
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                                  ------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from         to
                                  -----   -----------------


                        Commission File Number  0-18014
                                                -------


                             PAMRAPO BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              DELAWARE                                        22-2984813
--------------------------------                         ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)

     611 Avenue C, Bayonne, New Jersey                           07002
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number,             201-339-4600
including area code                        ------------




      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----   ------


      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 1997.



          $.01 par value common sock  -  2,842,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX



                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
                                                                         ------
   Consolidated Statements of Financial Condition
    at March 31, 1997 and December 31, 1996 (Unaudited)                     1




   Consolidated Statements of Income for the
    Three Months Ended March 31, 1997 and 1996 (Unaudited)                  2




   Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1997 and 1996 (Unaudited)                3 - 4




   Notes to Consolidated Financial Statements                               5




   Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         6 - 11




PART II - OTHER INFORMATION                                              12 - 13




SIGNATURES                                                                 14

                                                    PAMRAPO BANCORP, INC. AND
                                   SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    -----------------------------------------------------------
                                                            (Unaudited)

                                                                                                  March 31,           December 31,
Assets                                                                                              1997                 1996
------                                                                                        --------------        --------------
Cash and amounts due from depository institutions                                             $   10,070,200        $   12,042,656
Interest-bearing deposits in other banks                                                          13,700,000             9,000,000
Federal funds sold                                                                                   100,000               100,000
                                                                                              --------------        --------------

   Total cash and cash equivalents                                                                23,870,200            21,142,656
Securities available for sale                                                                     15,595,645            22,232,193
Mortgage-backed securities; held to maturity estimated
 fair value of $105,221,000 (1997) and $96,099,000 (1996)                                        107,983,783            96,726,545
Loans receivable                                                                                 205,240,161           207,405,393
Foreclosed real estate                                                                             1,717,881             1,995,801
Investment in real estate                                                                            296,387               300,080
Premises and equipment                                                                             3,563,769             3,630,828
Federal Home Loan Bank stock, at cost                                                              2,979,400             2,979,400
Interest receivable                                                                                2,687,386             2,677,043
Excess of cost over assets acquired                                                                  394,225               424,550
Other assets                                                                                       3,030,743             3,395,989
                                                                                              --------------        --------------

   Total assets                                                                               $  367,359,580        $  362,910,478
                                                                                              ==============        ==============
Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------
Deposits                                                                                      $  300,877,670        $  300,785,420
Advances from Federal Home Loan Bank of New York                                                  12,583,100             3,583,100
Other borrowed money                                                                                 288,371               293,094
Advance payments by borrowers for taxes and insurance                                              1,940,294             1,598,104
Other liabilities                                                                                  4,643,347             3,141,799
                                                                                              --------------        --------------

   Total liabilities                                                                             320,332,782           309,401,517
                                                                                              --------------        --------------
Stockholders' equity
--------------------
Preferred stock; authorized 3,000,000 shares;
 issued and outstanding - none
Common stock; par value $.0; authorized 7,000,000 shares;
 3,450,000 shares issued; 2,862,924 shares (1997) and
 3,155,964 shares (1996) outstanding                                                                  34,500                34,500
Paid-in capital in excess of par value                                                            18,906,768            18,906,768
Retained earnings - substantially restricted                                                      41,374,368            40,944,218
Unrealized loss on securities available for sale                                                    (255,407)             (196,935)
Treasury stock, at cost; 587,076 shares (1997)
  and 294,036 shares (1996)                                                                      (13,033,431)           (6,179,590)
                                                                                              --------------        --------------

   Total stockholders' equity                                                                     47,026,798            53,508,961
                                                                                              --------------        --------------

   Total liabilities and stockholders' equity                                                 $  367,359,580        $  362,910,478
                                                                                              ==============        ==============

See notes to consolidated financial statements.

                                              PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              --------------------------------------
                                                            (Unaudited)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                        1997             1996
                                                                                    -----------      -----------
Interest income:
   Loans                                                                            $ 4,727,918      $ 4,941,218
   Mortgage-backed securities                                                         1,848,094        1,958,064
   Investments and other interest-earning assets                                        361,718          276,163
                                                                                    -----------      -----------

      Total interest income                                                           6,937,730        7,175,445
                                                                                    -----------      -----------

Interest expense:
   Deposits                                                                           2,725,743        2,793,189
   Advances and other borrowed money                                                     70,750          109,545
                                                                                    -----------      -----------
      Total interest expense                                                          2,796,493        2,902,734
                                                                                    -----------      -----------
Net interest income                                                                   4,141,237        4,272,711
Provision for loan losses                                                               150,000          150,000
                                                                                    -----------      -----------

Net interest income after provision for loan losses                                   3,991,237        4,122,711
                                                                                    -----------      -----------
Non-interest income:
   Fees and service charges                                                             185,096          107,978
   Gain on sale of mortgage-backed securities                                           111,583             -
   Miscellaneous                                                                        100,204           50,979
                                                                                    -----------      -----------
      Total non-interest income                                                         396,883          158,957
                                                                                    -----------      -----------
Non-interest expenses:
   Salaries and employee benefits                                                     1,190,070        1,323,105
   Net occupancy expense of premises                                                    200,578          198,103
   Equipment                                                                            203,982          195,719
   Advertising                                                                           36,637           42,947
   Loss on foreclosed real estate                                                        43,920           64,625
   Federal insurance premium                                                             48,860          175,073
   Amortization of intangibles                                                           30,325           30,325
   Miscellaneous                                                                        558,927          835,314
                                                                                    -----------      -----------

      Total non-interest expenses                                                     2,313,299        2,865,211
                                                                                    -----------      -----------

Income before income taxes                                                            2,074,821        1,416,457
Income taxes                                                                            761,952          212,377
                                                                                    -----------      -----------

Net income                                                                          $ 1,312,869      $ 1,204,080
                                                                                    ===========      ===========

Net income per common share and common stock equivalents                            $      0.42      $      0.35
                                                                                    ===========      ===========

Dividends per common share                                                          $      0.25      $     0.225
                                                                                    ===========      ===========

Weighted average number of common shares and
 common stock equivalents outstanding                                                 3,151,908        3,441,860
                                                                                    ===========      ===========

See notes to consolidated financial statements.

                                              PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              --------------------------------------
                                                            (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                              --------------------------------
                                                                                                  1997               1996
                                                                                              -------------      -------------
Cash flows from operating activities:
   Net income                                                                                 $   1,312,869      $   1,204,080
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of premises and equipment and investment in real estate                           80,251             80,072
      Amortization of deferred fees, premiums and discounts, net                                      7,512            (38,871)
      Gain on sales of mortgage-backed securities                                                  (111,583)              -
      (Gain) loss on sale of foreclosed real estate                                                 (24,771)             1,610
      Provision for loan losses                                                                     150,000            150,000
      Provision for losses on foreclosed real estate                                                 45,342             30,000
      (Increase) in interest receivable                                                             (10,343)           (20,296)
      Decrease (increase) in other assets                                                           393,246           (392,332)
      Amortization of intangibles                                                                    30,325             30,325
      Reduction in debt of Employee Stock Ownership Plan                                               -                49,593
      Increase in other liabilities                                                               1,501,548             48,930
                                                                                              -------------      -------------
         Net cash provided by operating activities                                                3,374,396          1,143,111
                                                                                              -------------      -------------

Cash flows from investing activities:

   Proceeds from maturities of securities available for sale                                      2,000,000               -
   Purchases of securities available for sale                                                       (15,909)        (2,000,000)
   Principal repayments on securities available for sale                                            557,165            777,427
   Proceeds from sales of securities available for sale                                           3,992,226               -
   Purchase of mortgage-backed securities held to maturity                                      (18,078,028)              -
   Principal repayments on mortgage-backed securities held to maturity                            3,210,894          3,271,459
   Proceeds from sales of mortgage-backed securities held to maturity                             3,640,635               -
   Sale of student loans                                                                             59,102            220,716
   Net change in loans receivable                                                                 2,210,212          3,210,980
   Proceeds from sale of foreclosed real estate                                                      93,193            179,605
   Additions to premises and equipment                                                               (9,499)           (47,710)
                                                                                              -------------      -------------

         Net cash (used in) provided by investing activities                                     (2,340,009)         5,612,477
                                                                                              -------------      -------------
Cash flows from financing activities:
      Net increase in deposits                                                                       92,250          3,174,468
      Repayment of borrowings                                                                        (4,723)           (53,954)
      Net increase (decrease) in advances from Federal Home Loan Bank of New York                 9,000,000         (4,000,000)
      Increase in advance payments by borrowers for taxes and insurance                             342,190            151,129
      Purchase of treasury stock                                                                 (6,976,650)        (3,047,500)
      Proceeds from sale of treasury stock                                                           34,339            327,973
      Cash dividends paid                                                                          (794,249)          (776,020)
                                                                                              -------------      -------------

         Net cash provided by (used in) financing activities                                      1,693,157         (4,223,904)
                                                                                              -------------      -------------

Net increase in cash and cash equivalents                                                         2,727,544          2,531,684
Cash and cash equivalents - beginning                                                            21,142,656         13,893,609
                                                                                              -------------      -------------

Cash and cash equivalents - ending                                                            $  23,870,200      $  16,425,293
                                                                                              =============      =============

See notes to consolidated financial statements.

                                              PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              --------------------------------------
                                                            (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                             -----------------------------------
                                                                                                   1997                 1996
                                                                                             --------------       --------------
Supplemental information
   Increase in unrealized (loss) on securities available for sale, net                       $      (58,472)      $      (49,522)
                                                                                             ==============       ==============

   Transfer of loans receivable to foreclosed real estate                                    $      150,644       $      993,698
                                                                                             ==============       ==============

   Loans to facilitate sale of foreclosed real estate                                        $      314,800       $      164,000
                                                                                             ==============       ==============

   Cash paid during the period for:
      Income taxes                                                                           $       16,870       $         -
                                                                                             ==============       ==============

      Interest on deposits and borrowings                                                    $    2,796,493        $   2,902,734
                                                                                             ==============       ==============












See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.   NET INCOME PER COMMON SHARE
--------------------------------

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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



CHANGES IN FINANCIAL CONDITION

The Corporation's assets at March 31, 1997 totalled $367.4 million, which represents an increase of $4.5 million or 1.24% as compared with $362.9 million at December 31, 1996.

Securities available for sale at March 31, 1997 decreased $6.6 million or 29.73% to $15.6 million when compared with $22.2 million at December 31, 1996. The decrease during the three months ended March 31, 1997, resulted primarily from maturities of securities available for sale of $2.0 million, repayments on securities available for sale of $557,000 and sales of securities available for sale of $4.0 million.

Mortgage-backed securities held to maturity increased $11.3 million or 11.69% to $108.0 million at March 31, 1997 when compared to $96.7 million at December 31, 1996. The increase during three months ended March 31, 1997, resulted from purchases of mortgage-backed securities of $18.1 million, sufficient to offset principal repayments of $3.2 million and sales of mortgage-backed securities of $3.5 million. During the three months ended March 31, 1997, certain mortgage-backed securities held to maturity were sold which had principal outstanding of less than 15.0% of the original face amount.

Net loans amounted to $205.2 million at March 31, 1997 as compared to $207.4 million at December 31, 1996, which represents a decrease of $2.2 million or 1.06%. The decrease, during the three months ended March 31, 1997, resulted primarily from loan principal repayments exceeding loan originations.

Foreclosed real estate decreased from $2.0 million at December 31, 1996 to $1.7 million at March 31, 1997. During the three months ended March 31, 1997, five foreclosed real estate properties with a combined book value of $394,000 were sold. At March 31, 1997, foreclosed real estate consisted of seventeen properties, three of which are under contract for sale.

Total deposits at March 31, 1997 totalled $300.9 million as compared with $300.8 million at December 31, 1996.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $12.6 million and $3.6 million at March 31, 1997 and December 31, 1996, respectively. The increase, during the three months ended March 31, 1997, resulted from short-term advances from the FHLB of $9.0 million. These funds were used for general corporate purposes.

Stockholders' equity totalled $47.0 million and $53.5 million at March 31, 1997 and December 31, 1996, respectively. During the three months ended March 31, 1997, the Corporation repurchased 298,900 shares of its common stock at prices ranging from $20.50 to $23.50 per share for a total of $7.0 million and issued 5,860 shares of its common stock out of treasury stock for $34,000 as a result of the exercise of stock options by the officers and employees.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

Net income increased $109,000 or 9.05% to $1.313 million for the three months ended March 31, 1997 compared with $1.204 million for the same 1996 period. The increase in net income during the 1997 period resulted from an increase in non-interest income, along with decreases in total interest expense and non-interest expenses, which were partially offset by a decrease in total interest income and an increase in income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONT'D.)

Interest income on loans decreased $213,000 or 4.31% to $4.7 million during the three months ended March 31, 1997 when compared with $4.9 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease of $10.2 million in the average balance of loans outstanding sufficient to offset a four basis points increase in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $110,000 or 5.62% to $1.85 million during the three months ended March 31, 1997 when compared with $1.96 million for the same 1996 period. The decrease during the 1997 period resulted primarily from a decrease of fifty basis points in the yield earned on the mortgage-backed securities outstanding sufficient to offset an increase of $1.6 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets increased by $86,000 or 31.16% to $362,000 during the three months ended March 31, 1997, when compared to $276,000 during the same 1996 period primarily due to an increase of $2.1 million in the average balance of such assets outstanding along with a ninety-five basis points increase in the yield earned on such portfolio.

Interest expense on deposits decreased $67,000 or 2.40% to $2.7 million during the three months ended March 31, 1997 when compared to $2.8 million during the same 1996 period. Such decrease was primarily attributable to a decrease of $1.3 million in the average balance of interest-bearing deposits sufficient to offset an increase of eight basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $39,000 or 35.45% to $71,000 during the three months ended March 31, 1997 when compared with $110,000 during the same 1996 period, primarily due to a decrease of $2.8 million in the average balance of advances outstanding from the FHLB sufficient to offset a seventy-three basis points increase in the cost of advances and borrowed money.

Net interest income decreased $132,000 or 3.09% during the three months ended March 31, 1997 when compared with the same 1996 period. Such decrease was due to a decrease in total interest income of $238,000, sufficient to offset a decrease in total interest expense of $106,000. The Bank's net interest rate spread decreased from 4.32% in 1996 to 4.28% in 1997. The decrease in the interest rate spread resulted from a decrease of thirteen basis points in the yield earned on interest-earning assets sufficient to offset a nine basis points decrease in the cost of interest-bearing liabilities.

During each of the three months ended March 31, 1997 and 1996, the Bank provided $150,000 as a provision for loan loses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan loses based on its periodic review of the loan portfolio and general market conditions. At March 31, 1997, December 31, 1996 and March 31, 1996, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $11.5 million or $3.13% of total assets, $10.5 million or 2.89% of total assets and $9.1 million or 2.47% of total assets, respectively. At March 31, 1997, $4.8 million of non-performing loans were accruing interest and $6.7 million were on nonaccrual status. During the three months ended March 31, 1997 and 1996, the Bank transferred $151,000 and $994,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 1997 and 1996, the Bank charged off loans aggregating $186,000 and $174,000, respectively. The allowance for loan losses amounted to $2.764 million at March 31, 1997, representing 1.30% of total loans and 24.0% of loans delinquent ninety days or more and $2.8 million at December 31, 1996, representing 1.32% of total loans and 26.7% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONT'D.)

Non-interest income increased $238,000 or 149.69% to $397,000 during the three months ended March 31, 1997 from $159,000 during the same 1996 period. The increase resulted from increases in fees and service charges, gain on sale of mortgage-backed securities and miscellaneous income of $77,000, $112,000 and $49,000, respectively.

Non-interest expenses decreased by $552,000 or 19.27% to $2.3 million during the three months ended March 31, 1997 when compared with $2.9 million during the same 1996 period. Salaries and employees' benefits, advertising, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses decreased $133,000, $6,000, $21,000, $126,000 and $276,000, respectively, which was sufficient to offset increases in net occupancy expense and equipment of $3,000 and $8,000, respectively, during the 1997 period when compared with the same 1996 period. The decrease in federal insurance premium resulted from a reduction in the premium paid on the assessable deposits from 23 basis points in 1996 to 6.4 basis points commencing on January 1, 1997. The decrease in miscellaneous expenses resulted primarily from a decrease in non-recurring expense of $250,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes totalled $762,000 and $212,000 during the three months ended March 31, 1997 and 1996, respectively. The increase during the 1997 period resulted from an increase in pre-tax income. The 1996 income tax expense included a reduction in such expense resulting from the exercise of non-statutory stock options.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 7.36% during the month of March 1997. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Federal funds sold and interest-bearing deposits at March 31, 1997 amounted to $100,000 and $13.7 million, respectively.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        (In Thousands)
                                                         1997    1996
                                                       -------    -------
   Cash and cash equivalents - beginning               $21,143    $13,894
                                                       -------    -------
   Operating activities:
     Net income                                          1,313      1,204
     Adjustments to reconcile net income to
       net cash provided by operating activities         2,061        (61)
                                                       -------    -------

   Net cash provided by operating activities             3,374      1,143

   Net cash (used in) provided by investing activities  (2,340)     5,612

   Net cash provided by (used in) financing activities   1,693     (4,224)
                                                       -------    -------

   Net increase in cash and cash equivalents             2,727      2,531
                                                       -------    -------

   Cash and cash equivalents - ending                  $23,870    $16,425
                                                       =======    =======

Cash was generated by operating activities during the three months ended March 31, 1997. The primary source of cash was net income. Funds provided by financing activities resulted primarily from a $9.0 million increase in short-term FHLB advances, which more than offset the utilization of $7.0 million to repurchase 298,900 shares of common stock at prices ranging from $20.50 to $23.50 per share. Additionally, during the three months ended March 31, 1997, the Corporation issued 5,860 shares of its common stock out of treasury stock for $34,000 as a result of the exercise of stock options by officers and employees. Cash dividends paid during the three months ended March 31, 1997 and 1996 amounted to $794,000 and $776,000, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $205.2 million and $207.4 million at March 31, 1997 and December 31, 1996, respectively. Securities available for sale totalled $15.6 million and $22.2 million at March 31, 1997 and December 31, 1996, respectively. Mortgage-backed securities held to maturity totalled $108.0 million and $96.7 million at March 31, 1997 and December 31, 1996, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At March 31, 1997, advances from the FHLB amounted to $12.6 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 1997, the Bank has outstanding commitments to originate mortgage loans of $5.0 million and to purchase mortgage-backed securities of $3.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997, totalled $112.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5 % and core capital equal to 3.0% of its adjusted total assets. The core capital requirement has been effectively increased to 4.0% since under OTS regulations an institution with less than 4.0% core capital is deemed to be "undercapitalized". The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank's capital position at March 31, 1997, as compared to the minimum regulatory capital requirements:


                                                               Percent of
                                                Amount       Adjusted Assets
                                            --------------   ---------------
                                            (In Thousands)
Tangible Capital:
   Requirement                                 $  5,494            1.50%
   Actual                                        44,793           12.23
                                               --------           -----

   Excess                                      $ 39,299           10.73%
                                               ========           =====
Core Capital:
   Requirement                                 $ 10,988            3.00%
   Actual                                        44,793           12.23
                                               --------           -----

Excess                                         $ 33,805            9.23%
                                               ========           =====
Risk-based Capital:
   Requirement                                 $ 14,296            8.00%
   Actual                                        46,755           26.16
                                               --------           -----

   Excess                                      $ 32,459           18.15%
                                               ========           =====

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THRIFT RECHARTERING LEGISLATION

The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF or SAIF funds will eventually merge.

SUPERVISORY EXAMINATION

The Bank's financial statements are periodically examined by the OTS, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

                             PAMRAPO BANCORP, INC.

                                    PART II



ITEM 1. Legal Proceedings
        -----------------

        On February 15, 1994, Bank Pulska Kasa Opieki S.A. filed a complaint in the United States District Court, District of New Jersey against the Bank and Chemical Banking Corporation, Civil No. 94-663. On April 11, 1997, settlement negotiations were completed and as a result, management believes that no further liabilities will be incurred in connection with this lawsuit. See Form 10-K for the fiscal year ended December 31, 1996 for further discussion.

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

ITEM 2. Changes in Securities
        ---------------------
        Not applicable.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        The Annual Stockholders' Meeting was held on April 16, 1997. The following matters were submitted to the stockholders:

             1. Election of two directors:

                A. Directors elected at the meeting for terms to expire in 2000.


                                                         Number of Shares
                                                      ---------------------
                                                         For      Withheld
                                                      ---------   ---------

                      Mr. William J. Campbell         2,731,380 *   85,205
                      Mr. John A. Morecraft           2,728,147 *   88,438


                The following directors' terms of office as a director continued after the meeting:

                  (i)   Dr. Jamie Portela
                  (ii)  Mr. James Kennedy
                  (iii) Mr. Daniel J. Masarelli
                  (iv)  Mr. Francis J. O'Donnell

PART II (Cont'd.)



ITEM 4. Submission of Matters to a Vote of Security Holders (Cont'd.)
        ---------------------------------------------------

                                                                  Number of Shares
                                                          -------------------------------
                                                             For      Against   Abstained
                                                          ---------   -------   ---------
             2. The ratification of  Radics & Co., LLC
                as independent auditors of the
                Corporation for the Fiscal year
                ending December 31, 1997.                 2,800,745*   12,237       3,603


             * Excludes 278,900 shares which were purchased during the three months ended
               March 31, 1997 and were ineligible to be voted.


ITEM 5. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) The following Exhibits are filed as part of this report.

            3.1  Certificate of Incorporation of Pamrapo Bancorp, Inc.*
            3.2  By-Laws of Pamrapo Bancorp, Inc.*
            10.1 Change in control agreement between Pamrapo Bancorp, Inc. and
                 Robert A. Hughes (filed herewith).
            11.0 Computation of earnings per share (filed herewith).
            27.0 Financial data schedule (filed herewith).

                 * Incorporated herein by reference to Form S-1, Registration
                   Statement, as amended, filed on August 11, 1989, Registration Number 33-30370.

        (b) Reports on Form 8-K

               A Form 8-K was filed on March 25, 1997 to report the Corporation entering into a Standstill Agreement with Roger T. Conlan.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PAMRAPO BANCORP, INC.


Date: May 6, 1997                   By: /s/ William J. Campbell
     -----------------------------     ---------------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer



Date: May 6, 1997                   By: /s/ Gary J. Thomas
     -----------------------------     ---------------------------------------
                                        Gary J. Thomas
                                        Vice President, Chief Financial Officer

                                                                  Exhibit 11.0

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                -----------------------------------------------

                                                          Three Months Ended
                                                            March 31, 1997
                                                          ------------------

Net income                                                   $1,312,869
                                                             ==========
Weighted average shares outstanding                           3,151,908

Common stock equivalents due to dilutive
  effect on stock options                                            -
                                                             ==========
Total weighted average common shares and
  equivalent outstanding                                      3,151,908
                                                             ==========
Primary earnings per share                                   $     0.42
                                                             ==========
Total weighted average common shares and
 equivalents outstanding for fully diluted computation        3,151,908
                                                             ==========
Fully diluted earnings per share                             $     0.42
                                                             ==========