Form 10-Q
period 1997-06-30
PAMRAPO BANCORP INC
filed 1997-08-13
CIK 854071

                 SECURITIES AND EXCHANGE COMMISSIONSECURITIES
                            Washington, D.C.  20549



                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                                ----------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    --------------------------


                        Commission File Number  0-18014
                                                -------

                             PAMRAPO BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  DELAWARE                               22-2984813
      --------------------------------              ----------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification Number)


       611 Avenue C, Bayonne, New Jersey                    07002
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number,
including area code               201-339-4600
                                  -------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                ----     ----


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 1997.
                                         -------------



$.01 par value common stock  -  2,842,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION                                       Number
                                                                     ------
            Consolidated Statements of Financial Condition
            at June 30, 1997 and December 31, 1996 (Unaudited)         1


            Consolidated Statements of Income for the
            Three Months and Six Months Ended
            June 30, 1997 and 1996 (Unaudited)                         2


            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1997 and 1996 (Unaudited)      3 - 4


            Notes to Consolidated Financial Statements                 5

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations            6 - 12


PART II - OTHER INFORMATION                                           13


SIGNATURES                                                            14

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                  (Unaudited)

                                                                                 June 30,      December 31,
                                                                                   1997            1996
                                                                               ------------    ------------
Assets
------

Cash and amounts due from depository institutions                              $ 10,008,313    $ 12,042,656
Interest-bearing deposits in other banks                                          1,500,000       9,000,000
Federal funds sold                                                                  100,000         100,000
                                                                               ------------    ------------

    Total cash and cash equivalents                                              11,608,313      21,142,656

Securities available for sale                                                    15,322,564      22,232,193
Mortgage-backed securities held to maturity; estimated
 fair value of $125,008,000 (1997) and $96,099,000(1996)                        125,747,945      96,726,545
Loans receivable                                                                204,374,144     207,405,393
Foreclosed real estate                                                            1,478,672       1,995,801
Investment in real estate                                                           292,695         300,080
Premises and equipment                                                            3,551,998       3,630,828
Federal Home Loan Bank stock, at cost                                             2,979,400       2,979,400
Interest receivable                                                               2,699,052       2,677,043
Excess of cost over assets acquired                                                 363,900         424,550
Other assets                                                                      2,568,164       3,395,989
                                                                               ------------    ------------
    Total assets                                                               $370,986,847    $362,910,478
                                                                               ============    ============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                                       $302,350,186    $300,785,420
Advances from Federal Home Loan Bank of New York                                 13,583,100       3,583,100
Other borrowed money                                                              1,033,552         293,094
Advance payments by borrowers for taxes and insurance                             2,451,720       1,598,104
Other liabilities                                                                 4,313,563       3,141,799
                                                                               ------------    ------------

    Total liabilities                                                           323,732,121     309,401,517
                                                                               ------------    ------------

Stockholders' equity
--------------------

Preferred stock; authorized 3,000,000 shares;
  issued and outstanding - none
Common stock; par value $.01; authorized
 7,000,000 shares; 3,450,000 shares issued; 2,842,924 shares (1997)
  and 3,155,964 shares (1996) outstanding                                            34,500          34,500
Paid-in capital in excess of par value                                           18,906,768      18,906,768
Retained earnings-substantially restricted                                       41,924,108      40,944,218
Unrealized loss on securities available for sale                                   (184,716)       (196,935)
Treasury stock, at cost; 607,076 shares (1997) and 294,036 shares (1996)        (13,425,934)     (6,179,590)
                                                                               ------------    ------------

    Total stockholders' equity                                                   47,254,726      53,508,961
                                                                               ------------    ------------

    Total liabilities and stockholders' equity                                 $370,986,847    $362,910,478
                                                                               ============    ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    --------------------------------------
                                  (Unaudited)


                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                      -------------------------   -------------------------
                                                         1997           1996        1997           1996
                                                      ----------     ----------   ----------    -----------
Interest income:
      Loans                                           $4,620,845     $4,793,984   $9,348,763    $ 9,735,202
      Mortgage-backed securities                       2,213,142      1,878,422    4,061,236      3,836,486
      Investments and other interest-earning assets      300,371        317,396      662,089        593,559
                                                      ----------     ----------   ----------    -----------

                  Total interest income                7,134,358      6,989,802   14,072,088     14,165,247
                                                      ----------     ----------   ----------    -----------

Interest expense:
      Deposits                                         2,745,259      2,787,938    5,471,002      5,581,127
      Advances and other borrowed money                  230,848         27,812      301,598        137,357
                                                      ----------     ----------   ----------    -----------

                  Total interest expense               2,976,107      2,815,750    5,772,600      5,718,484
                                                      ----------     ----------   ----------    -----------

Net interest income                                    4,158,251      4,174,052    8,299,488      8,446,763
Provision for loan losses                                150,000        150,000      300,000        300,000
                                                      ----------     ----------   ----------    -----------

Net interest income after provision for loan losses    4,008,251      4,024,052    7,999,488      8,146,763
                                                      ----------     ----------   ----------    -----------

Non-interest income:
      Fees and service charges                           212,312        108,575      397,408        216,553
      Gain on sale of mortgage-backed securities               -              -      111,583              -
      Miscellaneous                                       72,072         48,412      172,276         99,391
                                                      ----------     ----------   ----------    -----------

                  Total non-interest income              284,384        156,987      681,267        315,944
                                                      ----------     ----------   ----------    -----------

Non-interest expenses:
      Salaries and employee benefits                   1,182,317      1,320,369    2,372,387      2,643,474
      Net occupancy expense of premises                  192,020        185,795      392,598        383,898
      Equipment                                          208,105        179,651      412,087        375,370
      Advertising                                         12,729         26,979       49,366         69,926
      Loss on foreclosed real estate                      43,941         49,089       87,861        113,714
      Federal insurance premium                           49,230        172,339       98,090        347,412
      Amortization of intangibles                         30,325         30,325       60,650         60,650
      Miscellaneous                                      561,920        586,385    1,120,847      1,421,699
                                                      ----------     ----------   ----------    -----------

                  Total non-interest expenses          2,280,587      2,550,932    4,593,886      5,416,143
                                                      ----------     ----------   ----------    -----------

Income before income taxes                             2,012,048      1,630,107    4,086,869      3,046,564
Income taxes                                             751,578        587,742    1,513,530        800,119
                                                      ----------     ----------   ----------    -----------

Net income                                            $1,260,470     $1,042,365   $2,573,339    $ 2,246,445
                                                      ==========     ==========   ==========    ===========

Net income per common share
  and common stock equivalents                        $     0.44     $     0.32   $     0.86    $      0.67
                                                      ==========     ==========   ==========    ===========

Dividends per common share                            $     0.25     $    0.225   $     0.50    $      0.45
                                                      ==========     ==========   ==========    ===========

Weighted average number of common shares
  and common stock equivalents outstanding             2,843,913      3,312,506    2,997,991      3,377,183
                                                      ==========     ==========   ==========    ===========



See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                             -----------------------------
                                                                                  1997           1996
                                                                             -------------   -------------
Cash flows from operating activities:
   Net income                                                                $   2,573,339   $   2,246,445
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment and investment in real estate         161,794         160,217
      Accretion of deferred fees, premiums and discounts, net                      (71,610)        (79,667)
      Gain on sales of mortgage-backed securities                                 (111,583)              -
      Provision for loan losses                                                    300,000         300,000
      Provision for losses on foreclosed real estate                                76,747          47,000
      (Gain) loss on sales of foreclosed real estate                               (28,238)         12,393
      (Increase) decrease in interest receivable                                   (22,009)         97,723
      Decrease (increase) in other assets                                          816,125        (843,363)
      Increase in other liabilities                                              1,171,764         270,095
      Amortization of intangibles                                                   60,650          60,650
      Reduction in debt of Employee Stock Ownership Plan                                 -          99,187
                                                                             -------------   -------------
      Net cash provided by operating activities                                  4,926,979       2,370,680
                                                                             -------------   -------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                     2,000,000       2,000,000
   Proceeds from sales of securities available for sale                          3,992,226               -
   Principal repayments on securities available for sale                           940,810       1,905,072
   Purchases of securities available for sale                                      (32,147)     (2,013,209)
   Proceeds from maturities of investment securities held to maturity                    -          99,000
   Proceeds from sales of mortgage-backed securities                             3,640,635               -
   Principal repayments on mortgage-backed securities held to maturity           6,516,232       7,293,383
   Purchases of mortgage-backed securities held to maturity                    (39,151,759)     (5,013,295)
   Purchase of loans                                                              (332,550)        (45,500)
   Proceeds from  sales of student loans                                           133,713         415,524
   Net change in loans receivable                                                3,293,359       1,976,660
   Proceeds from sales of foreclosed real estate                                   294,691         254,559
   Additions to premises and equipment and investment in real estate               (75,579)        (95,922)
                                                                             -------------   -------------

      Net cash (used in) provided by investing activities                      (18,780,369)      6,776,272
                                                                             -------------   -------------
Cash flows from financing activities:
   Net increase in  deposits                                                     1,564,766       3,639,187
   Net increase (decrease) in advances from
    Federal Home Loan Bank of New York                                          10,000,000      (7,000,000)
   Net increase (decrease) in other borrowed money                                 740,458        (107,997)
   Increase in advance payments by borrowers for taxes and insurance               853,616         219,361
   Purchase of treasury stock                                                   (7,369,153)     (3,761,063)
   Proceeds from sale of treasury stock                                             34,339         327,973
   Cash dividends paid                                                          (1,504,979)     (1,519,187)
                                                                             -------------   -------------


      Net cash provided by (used in) financing activities                        4,319,047      (8,201,726)
                                                                             -------------   -------------

Net (decrease) increase in cash and cash equivalents                            (9,534,343)        945,226
Cash and cash equivalents - beginning                                           21,142,656      13,893,609
                                                                             -------------   -------------

Cash and cash equivalents - ending                                           $  11,608,313   $  14,838,835
                                                                             =============   =============


See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                          -------------------------
                                                                             1997           1996
                                                                          ----------     ----------
Supplemental information:
   Transfer of loans receivable to foreclosed real estate                 $  449,371     $1,504,973
                                                                          ==========     ==========

   Loans to facilitate sales of foreclosed real estate                    $  623,300     $  487,500
                                                                          ==========     ==========

   Change in unrealized gain on securities available for sale             $   12,219     $  225,553
                                                                          ==========     ==========

Cash paid during the period for:
   Income taxes, net of refunds                                           $  534,382     $1,341,053
                                                                          ==========     ==========

   Interest on deposits and borrowings                                    $5,772,600     $5,718,484
                                                                          ==========     ==========



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



2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



CHANGES IN FINANCIAL CONDITION

The Corporation's assets at June 30, 1997 totalled $371.0 million, which represents an increase of $8.1 million or 2.23% as compared with $362.9 million at December 31, 1996.

Securities available for sale at June 30, 1997 decreased $6.9 million or 31.08% to $15.3 million when compared with $22.2 million at December 31, 1996. The decrease during the six months ended June 30, 1997, resulted primarily from maturities of securities available for sale of $2.0 million, repayments on securities available for sale of $941,000 and sales of securities available for sale of $4.0 million.

Mortgage-backed securities held to maturity increased $29.0 million or 29.99% to $125.7 million at June 30, 1997 when compared to $96.7 million at December 31, 1996. The increase during the six months ended June 30, 1997, resulted from purchases of mortgage-backed securities of $39.2 million, sufficient to offset principal repayments of $6.5 million and sales of mortgage-backed securities of $3.6 million. During the six months ended June 30, 1997, certain mortgage-backed securities held to maturity were sold which had principal outstanding of less than 15.0% of the original face amount.

Net loans amounted to $204.4 million at June 30, 1997 as compared to $207.4 million at December 31, 1996, which represents a decrease of $3.0 million or 1.45%. The decrease, during the six months ended June 30, 1997, resulted primarily from loan principal repayments exceeding loan originations.

Foreclosed real estate was $1.5 million at June 30, 1997 compared with $2.0 million at December 31, 1996. During the six months ended June 30, 1997, eleven foreclosed real estate properties with a combined book value of $900,000 were sold. At June 30, 1997, foreclosed real estate consisted of sixteen properties, five of which are under contract for sale.

Total deposits at June 30, 1997 totalled $302.4 million as compared with $300.8 million at December 31, 1996.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $13.6 million and $3.6 million at June 30, 1997 and December 31, 1996, respectively. The increase, during the six months ended June 30, 1997, resulted from short-term advances from the FHLB of $10.0 million and these funds were used for general corporate purposes.

Stockholders' equity totalled $47.3 million and $53.5 million at June 30, 1997 and December 31, 1996, respectively. During the six months ended June 30, 1997, the Corporation repurchased 318,900 shares of its common stock at prices ranging from $19.50 to $23.50 per share for a total of $7.4 million and issued 5,860 shares of its common stock out of treasury stock for $34,000 as a result of the exercise of stock options by the officers and employees.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

Net income increased $218,000 or 20.92% to $1.26 million for the three months ended June 30, 1997 compared with $1.04 million for the same 1996 period. The increase in net income during the 1997 period resulted from increases in total interest income and non-interest income, along with a decrease in non-interest expenses, which were partially offset by increases in total interest expense and income taxes.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (CONT'D.)

Interest income on loans decreased $173,000 or 3.61% to $4.6 million during the three months ended June 30, 1997 when compared with $4.8 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease of $9.2 million in the average balance of loans outstanding sufficient to offset a six basis point increase in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $335,000 or 17.84% to $2.2 million during the three months ended June 30, 1997 when compared with $1.9 million for the same 1996 period. The increase during the 1997 period resulted primarily from a increase of $19.3 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets decreased by $17,000 or 5.36% to $300,000 during the three months ended June 30, 1997, when compared to $317,000 during the same 1996 period primarily due to an decrease of $6.0 million in the average balance of such assets outstanding sufficient to offset a one-hundred-forty-two basis point increase in the yield earned on such portfolio.

Interest expense on deposits decreased $43,000 or 1.54% to $2.745 million during the three months ended June 30, 1997 when compared to $2.788 million during the same 1996 period. Such decrease was primarily attributable to a decrease of $4.4 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $203,000 to $231,000 during the three months ended June 30, 1997 when compared with $28,000 during the same 1996 period, primarily due to an increase of $11.7 million in the average balance of advances outstanding from the FHLB and other borrowed money along with a seventy-seven basis point increase in the cost of advances and borrowed money.

Net interest income decreased $16,000 or .38% during the three months ended June 30, 1997 when compared with the same 1996 period. Such decrease was due to an increase in total interest expense of $160,000, sufficient to offset an increase in total interest income of $144,000. The Bank's net interest rate spread was 4.21% in 1997 compared with 4.27% in 1996. The decrease in the interest rate spread resulted from an increase of twelve basis points in the cost of interest-bearing liabilities sufficient to offset an increase of six basis points in the yield on interest-bearing assets.

During each of the three months ended June 30, 1997 and 1996, the Bank provided
$150,000 as a provision for loan loses.   The allowance for loan losses is based
on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activities. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1997, December 31, 1996 and June 30, 1996, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $8.8 million or 2.37% of total assets, $10.5 million or 2.89% of total assets and $10.2 million or 2.79% of total assets, respectively. At June 30, 1997, $2.3 million of non-performing loans were accruing interest and $6.5 million were on nonaccrual status. During the three months ended June 30, 1997 and 1996, the Bank transferred $299,000 and $551,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 1997 and 1996, the Bank charged off loans aggregating $249,000 and $144,000, respectively. The allowance for loan losses amounted to $2.677 million at June 30, 1997, representing 1.28% of total loans and 30.46% of loans delinquent ninety days or more and $2.8 million at December 31, 1996, representing 1.32% of total loans and 26.69% of loans delinquent ninety days or more.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (CONT'D.)

Non-interest income increased $127,000 or 80.89% to $284,000 during the three months ended June 30, 1997 from $157,000 during the same 1996 period. The increase resulted from increases in fees and service charges and miscellaneous income of $103,000 and $24,000, respectively.

Non-interest expenses decreased by $270,000 or 10.58% to $2.3 million during the three months ended June 30, 1997 when compared with $2.6 million during the same 1996 period. Salaries and employees' benefits, advertising, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses decreased $138,000, $14,000, $5,000, $123,000 and $24,000, respectively, which was sufficient to offset increases in net occupancy expense and equipment of $6,000 and $28,000, respectively, during the 1997 period when compared with the same 1996 period. The decrease in federal insurance premium resulted from a reduction in the premium paid on assessable deposits from 23 basis points in 1996 to 6.4 basis points commencing on January 1, 1997.

Income taxes totalled $752,000 and $588,000 during the three months ended June 30, 1997 and 1996, respectively. The increase during the 1997 period resulted from an increase in pre-tax income.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net income increased $327,000 or 14.56% to $2.6 million for the six months ended June 30, 1997 compared with $2.2 million for the same 1996 period. The increase in net income during the 1997 period resulted from an increase in non-interest income, along with a decrease in non-interest expenses, which were partially offset by a decrease in total interest income and increases in total interest expense and income taxes.

Interest income on loans decreased $386,000 or 3.97% to $9.3 million during the six months ended June 30, 1997 when compared with $9.7 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease of $9.7 million in the average balance of loans outstanding sufficient to offset a five basis point increase in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $225,000 or 5.87% to $4.1 million during the six months ended June 30, 1997 when compared with $3.8 million for the same 1996 period. The increase during the 1997 period resulted primarily from an increase of $10.5 million in the average balance of such portfolio outstanding sufficient to offset a twenty-three basis point decrease in the yield earned thereon. Interest earned on investments and other interest-earning assets increased by $68,000 or 11.45% to $662,000 during the six months ended June 30, 1997, when compared to $594,000 during the same 1996 period primarily due to an increase of one-hundred-ten basis points in the yield earned of such assets which more than offset a decrease of $1.9 million in the average balance of such portfolio outstanding.

Interest expense on deposits decreased $10,000 or 1.79% to $5.5 million during the six months ended June 30, 1997 when compared to $5.6 million during the same 1996 period. Such decrease was primarily attributable to a decrease of $1.3 million in the average balance of interest-bearing deposits along with a decrease of six basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $165,000 to $302,000 during the six months ended June 30, 1997 when compared with $137,000 during the same 1996 period, primarily due to an increase of $3.9 million in the average balance of advances outstanding from the FHLB and other borrowed money along with an increase of one-hundred-twenty-four basis points in the cost of advances and borrowed money.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Cont'd.)

Net interest income decreased $148,000 or 1.75% during the six months ended June 30, 1997 when compared with the same 1996 period. Such decrease was due to an increase in total interest expense of $55,000, along with a decrease in total interest income of $93,000. The Bank's net interest rate spread decreased from 4.27% in 1996 to 4.24% in 1997. The decrease in the interest rate spread resulted from a decrease of three basis points in the yield earned on interest-earning assets.

During each of the six months ended June 30, 1997 and 1996, the Bank provided $300,000 as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activities. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1997, December 31, 1996 and June 30, 1996, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $8.8 million or 2.37% of total assets, $10.5 million or 2.89% of total assets and $10.2 million or 2.79% of total assets, respectively. At June 30, 1997 $2.3 million of non-performing loans were accruing interest and $6.5 million were on non-accrual status. During the six months ended June 30, 1997 and 1996, the Bank transferred $449,000 and $1.5 million, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the six months ended June 30, 1997 and 1996, the Bank charged off loans aggregating $434,000 and $318,000, respectively. The allowance for loan losses amounted to $2.677 million at June 30, 1997, representing 1.28% of total loans and 30.46% of loans delinquent ninety days or more and $2.8 million at December 31, 1996, representing 1.32% of total loans and 26.69% of loans delinquent ninety days or more.

Non-interest income increased $365,000 or 115.51% to $681,000 during the six months ended June 30, 1997 from $316,000 during the same 1996 period. The increase resulted from increases in fees and service charges, gain on sale of mortgage-backed securities and miscellaneous income of $181,000, $111,000 and $73,000, respectively.

Non-interest expenses decreased by $822,000 or 15.18% to $4.6 million during the six months ended June 30, 1997 when compared with $5.4 million during the same 1996 period. Salaries and employees benefits, advertising, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses decreased $271,000, $21,000, $26,000, $249,000 and $301,000, respectively, which was sufficient to offset increases in net occupancy expense and equipment of $9,000 and $37,000, respectively, during the 1997 period when compared with the same 1996 period. The decrease in federal insurance premium resulted from a reduction in the premium paid on assessable deposits from twenty-three basis points in 1996 to 6.4 basis points commencing on January 1, 1997. The decrease in miscellaneous expenses resulted primarily from a decrease in non-recurring expense of $250,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes totalled $1.5 million and $800,000 during the six months ended June 30, 1997 and 1996, respectively. The increase during the 1997 period resulted from an increase in pre-tax income. The 1996 income tax expense included a $293,000 reduction of such expense resulting from the exercise of non-statutory stock options.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 5.51% during the month of June 1997. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are relatively predictable sources of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Federal funds sold and interest-bearing deposits at June 30, 1997 amounted to $100,000 and $1.5 million, respectively.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                 ------------------------------
                                                                                   1997                  1996
                                                                                 ---------             --------
                                                                                         (In Thousands)
         Cash and cash equivalents - beginning                                   $  21,143             $ 13,894
                                                                                 ---------             --------
         Operating activities:
            Net income                                                               2,573                2,246
            Adjustments to reconcile net income to
             net cash provided by operating activities                               2,354                  125
                                                                                 ---------             --------
           Net cash provided by operating activities                                 4,927                2,371
           Net cash (used in) provided by investing activities                     (18,781)               6,776
           Net cash provided by (used in) financing activities                       4,319               (8,202)
                                                                                 ---------             --------
           Net (decrease) increase in cash and cash equivalents                     (9,535)                 945
                                                                                 ---------             --------
           Cash and cash equivalents - ending                                    $  11,608             $ 14,839
                                                                                 =========             ========


                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

Cash was generated by operating activities during the six months ended June 30, 1997. The primary source of cash was net income. Funds provided by financing activities resulted primarily from a $10.0 million increase in short-term FHLB advances, which more than offset the utilization of $7.4 million to repurchase 318,900 shares of common stock at prices ranging from $19.50 to $23.50 per share. Additionally, during the three months ended June 30, 1997, the Corporation issued 5,860 shares of its common stock out of treasury stock for $34,000 as a result of the exercise of stock options by officers and employees. Cash dividends paid during each of the six months ended June 30, 1997 and 1996 amounted to $1.5 million.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $204.4 million and $207.4 million at June 30, 1997 and December 31, 1996, respectively. Securities available for sale totalled $15.3 million and $22.2 million at June 30, 1997 and December 31, 1996, respectively. Mortgage-backed securities held to maturity totalled $125.7 million and $96.7 million at June 30, 1997 and December 31, 1996, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions which provides an additional source of funds. At June 30, 1997, advances from the FHLB amounted to $13.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1997, the Bank has outstanding commitments to originate mortgage loans of $6.4 million and to purchase mortgage-backed securities of $2.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997, totalled $112.6 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5 % and core capital equal to at least 3.0% of its adjusted total assets. The core capital requirement has been effectively increased to 4.0% since under OTS regulations an institution with less than 4.0% core capital is deemed to be "undercapitalized". The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The following table sets forth the Bank's capital position at June 30, 1997, as compared to the minimum regulatory capital requirements:



                                                          Percent of
                                      Amount             Adjusted Assets
                                  --------------        ----------------
                                  (In Thousands)
    Tangible Capital:
          Requirement                 $ 5,545                    1.50%
          Actual                       46,183                   12.49
                                      -------                  ------

          Excess                      $40,638                   10.99%
                                      =======                  ======

    Core Capital:
          Requirement                 $11,090                    3.00%
          Actual                       46,183                   12.49
                                      -------                  ------

          Excess                      $35,093                    9.49%
                                      =======                  ======

    Risk-based Capital:
          Requirement                 $14,249                    8.00%
          Actual                       48,162                   27.04
                                      -------                  ------

          Excess                      $33,913                   19.04%
                                      =======                  ======



SUPERVISORY EXAMINATION

The Bank's financial statements are periodically examined by the OTS, the Federal Deposit Insurance Corporation("FDIC") and the New Jersey Department of Banking and Insurance as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

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

        Neither the Corporation nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which in the aggregate are believed by management to be immaterial to the financial condition of the Corporation and the Bank.


ITEM 2. Changes in Securities
        ---------------------

        Not applicable.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None


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



                                      PAMRAPO BANCORP, INC.


Date: August 13, 1997                 By: /s/ William J. Campbell
     --------------------------         ----------------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer



Date: August 13, 1997                 By: /s/ Gary J. Thomas
     --------------------------          ---------------------------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer