Form 10-Q
period 1997-09-30
PAMRAPO BANCORP INC
filed 1997-11-10
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                               ------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------    -----------------------------


                        Commission File Number  0-18014


                             PAMRAPO BANCORP, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                            22-2984813
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)

   611 Avenue C, Bayonne, New Jersey                              07002
---------------------------------------                   ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code               201-339-4600
                                ----------------


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   Yes   X    No
                                                 -----     -----


      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 1997.
                                                 ----------------


          $.01 par value common sock  -  2,842,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                       Page
                                                                      Number
PART I - FINANCIAL INFORMATION                                       --------

         Consolidated Statements of Financial Condition
          at September 30, 1997 and December 31, 1996 (Unaudited)        1


         Consolidated Statements of Income for the
          Three Months and Nine Months Ended
          September 30, 1997 and 1996 (Unaudited)                        2


         Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996 (Unaudited)    3 - 4


         Notes to Consolidated Financial Statements                      5


         Management's Discussion and Analysis of
          Financial Condition and Results of Operations                6 - 13


PART II - OTHER INFORMATION                                              14


SIGNATURES                                                               15

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                  (Unaudited)

                                                                         September 30,   December 31,
Assets                                                                       1997            1996
------                                                                   ------------    ------------
Cash and amounts due from depository institutions                        $  9,300,055    $ 12,042,656
Interest-bearing deposits in other banks                                    2,200,000       9,000,000
Federal funds sold                                                            100,000         100,000
                                                                         ------------    ------------
      Total cash and cash equivalents                                      11,600,055      21,142,656

Securities available for sale                                              14,152,432      22,232,193
Mortgage-backed securities held to maturity; estimated
 fair value of $125,633,000 (1997) and $96,099,000 (1996)                 124,908,966      96,726,545
Loans receivable                                                          207,340,609     207,405,393
Foreclosed real estate                                                      1,442,724       1,995,801
Investment in real estate                                                     289,002         300,080
Premises and equipment                                                      3,770,018       3,630,828
Federal Home Loan Bank stock, at cost                                       2,979,400       2,979,400
Interest receivable                                                         2,546,781       2,677,043
Excess of cost over assets acquired                                           333,575         424,550
Other assets                                                                2,594,157       3,395,989
                                                                         ------------    ------------

       Total assets                                                      $371,957,719    $362,910,478
                                                                         ============    ============

Liabilities and stockholders' equity
------------------------------------

Liabilities
----------

Deposits                                                                 $301,644,102    $300,785,420
Advances from Federal Home Loan Bank of New York                           13,583,100       3,583,100
Other borrowed money                                                        1,891,437         293,094
Advance payments by borrowers for taxes and insurance                       2,709,333       1,598,104
Other liabilities                                                           4,122,237       3,141,799
                                                                         ------------    ------------

       Total liabilities                                                  323,950,209     309,401,517
                                                                         ------------    ------------

Stockholders' equity
--------------------

Preferred stock; authorized 3,000,000 shares;
  issued and outstanding - none
Common stock; par value $.01; authorized 7,000,000 shares;
  3,450,000 shares issued; 2,842,924 shares (1997)
  and 3,155,964 shares (1996) outstanding                                      34,500          34,500
Paid-in capital in excess of par value                                     18,906,768      18,906,768
Retained earnings-substantially restricted                                 42,483,580      40,944,218
Unrealized gain (loss) on securities available for sale                         8,596        (196,935)
Treasury stock, at cost; 607,076 shares (1997) and 294,036 shares (1996)  (13,425,934)     (6,179,590)
                                                                         ------------    ------------

       Total stockholders' equity                                          48,007,510      53,508,961
                                                                         ------------    ------------

       Total liabilities and stockholders' equity                        $371,957,719    $362,910,478
                                                                         ============    ------------

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                  Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                                ---------------------    ------------------------
                                                                   1997        1996         1997         1996
                                                                ----------  ---------    -----------  -----------

     Interest income:
          Loans                                                 $4,619,414  $4,804,534   $13,968,177  $14,539,736
          Mortgage-backed securities                             2,292,995   1,853,014     6,354,231    5,689,500
          Investments and other interest-earning assets            221,634     339,411       883,723      932,970
                                                                ----------  ----------   -----------  -----------

                         Total interest income                   7,134,043   6,996,959    21,206,131   21,162,206
                                                                ----------  ----------   -----------  -----------

     Interest expense:
          Deposits                                               2,781,069   2,804,487     8,252,071    8,385,614
          Advances and other borrowed money                        245,053      14,222       546,651      151,579
                                                                ----------  ----------   -----------  -----------

                         Total interest expense                  3,026,122   2,818,709     8,798,722    8,537,193
                                                                ----------  ----------   -----------  -----------

     Net interest income                                         4,107,921   4,178,250    12,407,409   12,625,013
     Provision for loan losses                                     150,000     150,000       450,000      450,000
                                                                ----------  ----------   -----------  -----------

     Net interest income after provision for loan losses         3,957,921   4,028,250    11,957,409   12,175,013
                                                                ----------  ----------   -----------  -----------

     Non-interest income:
          Fees and service charges                                 220,728     117,114       618,136      333,667
          Gain on sale of mortgage-backed securities                     -           -       111,583            -
          Miscellaneous                                            152,557      30,782       324,833      130,173
                                                                ----------  ----------   -----------  -----------

                         Total non-interest income                 373,285     147,896     1,054,552      463,840
                                                                ----------  ----------   -----------  -----------

     Non-interest expenses:
          Salaries and employee benefits                         1,166,336   1,303,252     3,538,723    3,946,726
          Net occupancy expense of premises                        227,302     178,499       619,900      562,397
          Equipment                                                206,350     199,672       618,437      575,042
          Advertising                                               32,863      24,965        82,229       94,891
          Loss on foreclosed real estate                            79,732     121,680       167,593      235,394
          Federal insurance premium                                 47,430   2,200,428       145,520    2,547,840
          Amortization of intangibles                               30,325      30,325        90,975       90,975
          Miscellaneous                                            610,375     696,495     1,731,222    2,118,194
                                                                ----------  ----------   -----------  -----------

                         Total non-interest expenses             2,400,713   4,755,316     6,994,599   10,171,459
                                                                ----------  ----------   -----------  -----------

Income (loss) before income taxes (benefit)                      1,930,493    (579,170)    6,017,362    2,467,394
Income taxes (benefit)                                             665,290    (206,578)    2,178,820      593,541
                                                                ----------  ----------   -----------  -----------

Net income (loss)                                               $1,265,203  $ (372,592)  $ 3,838,542  $ 1,873,853
                                                                ==========  ==========   ===========  ===========

Net income (loss) per common share and common stock
                                                                $      .44  $     (.11)  $      1.30  $      $.56
                                                                ==========  ==========   ===========  ===========

Dividends per common share                                      $      .25  $     .225   $       .75  $      .675
                                                                ==========  ==========   ===========  ===========

Weighted average number of common shares
  and common stock equivalents outstanding                       2,842,924   3,265,898     2,946,248    3,340,088
                                                                ==========  ==========   ===========  ===========

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                         --------------------------
                                                             1997          1996
                                                         ------------  ------------
Cash flows from operating activities:
  Net income                                             $  3,838,542   $ 1,873,853
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation of premises and equipment
      and investment in real estate                           248,379       241,611
     Amortization of deferred fees, premiums and
      discounts, net                                         (105,341)     (108,531)
     Gain on sales of mortgage-backed securities             (111,583)           --
     Provision for loan losses                                450,000       450,000
     Provision for losses on foreclosed real estate           124,747       140,503
     (Gain) on sale of foreclosed real estate                 (35,356)       (1,785)
     Decrease in interest receivable                          130,262       172,227
     Decrease (increase) in other assets                      681,332    (1,375,325)
     Increase in other liabilities                            980,438     1,359,033
     Amortization of intangibles                               90,975        90,975
     Reduction in debt of Employee Stock Ownership Plan            --       148,781
                                                         ------------  ------------
         Net cash provided by operating activities          6,292,395     2,991,342
                                                         ------------  ------------
Cash flows from investing activities:
  Proceeds from calls and maturities of securities
   available for sale                                       3,000,000     2,000,000
  Proceeds from sales on securities available
   for sale                                                 3,992,226             -
  Principal repayments on securities available
   for sale                                                 1,411,719     2,507,804
  Purchases of securities available for sale                  (48,756)   (3,033,517)
  Proceeds from maturities of investment securities
   held to maturity                                                 -        99,000
  Proceeds from sales on mortgage-backed securities
   held to maturity                                         3,640,635             -
  Principal repayments on mortgage-backed
   securities held to maturity                             11,329,243    10,735,343
  Purchases of mortgage-backed securities held
   to maturity                                            (43,158,257)   (7,008,611)
  Purchase of loans                                          (391,550)     (108,500)
  Proceeds from sale of student loans                         457,623       694,570
  Net change in loans receivable                             (196,504)    4,589,555
  Proceeds from sale of foreclosed real estate                482,386       327,237
  Additions to premises and equipment and investment
   in real estate                                            (376,491)     (126,919)
  Redemption of Federal Home Loan Bank stock                        -        93,200
                                                         ------------  ------------
         Net cash (used in) provided by investing
          activities                                      (19,857,726)   10,769,162
                                                         ------------  ------------

See notes to consolidated financial statements

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                     -------------------------
                                                                                        1997          1996
                                                                                     -----------  ------------
Cash flows from financing activities:
  Net increase in deposits                                                               858,682     1,748,498
  Net increase (decrease) in advances from
   Federal Home Loan Bank of New York                                                 10,000,000    (7,000,000)
  Net increase (decrease) in other borrowed money                                      1,598,343      (162,131)
  Net increase in advance  payments by borrowers for
   taxes and insurance                                                                 1,111,229       412,384
  Purchase of treasury stock                                                          (7,369,153)   (4,711,063)
  Proceeds from sale of treasury stock                                                    34,339       327,973
  Cash dividends paid                                                                 (2,210,710)   (2,248,404)
                                                                                     -----------  ------------

      Net cash provided by (used in) financing activities                              4,022,730   (11,632,743)
                                                                                     -----------  ------------

Net (decrease) increase in cash and cash equivalents                                  (9,542,601)    2,127,761
Cash and cash equivalents - beginning                                                 21,142,656    13,893,609
                                                                                     -----------  ------------

Cash and cash equivalents - ending                                                   $11,600,055  $ 16,021,370
                                                                                     ===========  ============

Supplemental information:
  Transfer of loans receivable to foreclosed real estate                             $   894,000  $  1,615,009
                                                                                     ===========  ============

  Loans to facilitate sales of foreclosed real estate                                $   875,300  $    800,000
                                                                                     ===========  ============

  Unrealized gain (loss) on securities available for sale                            $   205,531  $   (138,145)
                                                                                     ===========  ============

  Cash paid during the period for:
    Income taxes, net of refunds                                                     $ 1,334,382  $  1,941,053
                                                                                     ===========  ============

    Interest on deposits and borrowings                                              $ 8,798,722  $  8,537,193
                                                                                     ===========  ============


See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  PRINCIPLES OF CONSOLIDATION
    ---------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.  NET INCOME PER COMMON SHARE
    ---------------------------

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

CHANGES IN FINANCIAL CONDITION

The Corporation's assets at September 30, 1997 totalled $372.0 million, which represents an increase of $9.1 million or 2.51% as compared with $362.9 million at December 31, 1996.

Securities available for sale at September 30, 1997 decreased $8.0 million or 36.04% to $14.2 million when compared with $22.2 million at December 31, 1996. The decrease during the nine months ended September 30, 1997, resulted primarily from maturities and calls of securities available for sale of $3.0 million, repayments on securities available for sale of $1.4 million and sales of securities available for sale of $4.0 million.

Mortgage-backed securities held to maturity increased $28.2 million or 29.16% to $124.9 million at September 30, 1997 when compared to $96.7 million at December 31, 1996. The increase during the nine months ended September 30, 1997, resulted from purchases of mortgage-backed securities of $43.2 million, sufficient to offset principal repayments of $11.3 million and sales of $3.5 million. During the nine months ended September 30, 1997, certain mortgage-backed securities held to maturity which had principal outstanding of less than 15.0% of the original face amount were sold.

Net loans amounted to $207.3 million at September 30, 1997 as compared to $207.4 million at December 31, 1996.

Foreclosed real estate decreased from $2.0 million at December 31, 1996 to $1.4 million at September 30, 1997. During the nine months ended September 30, 1997, fifteen foreclosed real estate properties with a combined book value of $1.3 million were sold. At September 30, 1997, foreclosed real estate consisted of eighteen properties, six of which are under contract for sale.

Total deposits at September 30, 1997 totalled $301.6 million as compared with $300.8 million at December 31, 1996.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $13.6 million and $3.6 million at September 30, 1997 and December 31, 1996, respectively. The increase, during the nine months ended September 30, 1997, resulted from short-term advances from the FHLB of $10.0 million, which were used for general corporate purposes.

Other borrowed money amounted to $1.9 million and $293,000 at September 30, 1997 and December 31, 1996, respectively. The increase, during the nine months ended September 30, 1997, resulted from drawing on a line of credit with another financial institution of $1.6 million. The funds were used for general corporate purposes.

Stockholders' equity totalled $48.0 million and $53.5 million at September 30, 1997 and December 31, 1996, respectively. During the nine months ended September 30, 1997, the Corporation repurchased 318,900 shares of its common stock at prices ranging from $19.50 to $23.50 per share for a total of $7.4 million and issued 5,860 shares of its common stock out of treasury stock for $34,000 as a result of the exercise of stock options by the officers and employees.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income amounted to $1.3 million for the three months ended September 30, 1997 compared with a loss of $373,000 for the same 1996 period. The increase in net income during the 1997 period resulted from increases in total interest income and non-interest income, along with a decrease in non-interest expenses, which were partially offset by increases in total interest expense and income taxes. The 1996 results include a charge for the one-time special assessment of $2.0 million to recapitalize the Savings Association Insurance Fund ("SAIF").

Interest income on loans decreased $186,000 or 3.87% to $4.6 million during the three months ended September 30, 1997 when compared with $4.8 million during the same 1996 period. The decrease during the 1997 period resulted primarily from a
decrease of $8.2 million in the average balance of loans outstanding.   Interest
on mortgage-backed securities increased $440,000 or 23.75% to $2.3 million during the three months ended September 30, 1997 when compared with $1.9 million for the same 1996 period. The increase during the 1997 period resulted primarily from an increase of $20.3 million in the average balance of such portfolio outstanding along with a twenty-eight basis point increase in the yield earned on such portfolio. Interest earned on investments and other interest-earning assets decreased by $117,000 or 34.51% to $222,000 during the three months ended September 30, 1997, when compared to $339,000 during the same 1996 period primarily due to a decrease of $11.0 million in the average balance of such assets outstanding sufficient to offset an increase of one hundred one basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $24,000 or .86% to $2.781 million during the three months ended September 30, 1997 when compared to $2.805 million during the same 1996 period. Such decrease was primarily attributable to a decrease of $4.0 million in the average balance of interest-bearing deposits sufficient to offset an increase of two basis points increase in cost of such deposits. Interest expense on advances and other borrowed money increased by $231,000 to $245,000 during the three months ended September 30, 1997 when compared with $14,000 during the same 1996 period, primarily due to an increase of $13.7 million in the average balance of advances outstanding from the FHLB and other borrowed money along with a fifty-four basis point increase in the cost of advances and borrowed money.

Net interest income decreased $70,000 or 1.68% during the three months ended September 30, 1997 when compared with the same 1996 period. Such decrease was due to an increase in total interest expense of $207,000, sufficient to offset an increase in total interest income of $137,000. The Bank's net interest rate spread decreased slightly from 4.26% in 1996 to 4.24% in 1997. The decrease in the interest rate spread resulted from an increase of fifteen basis points in the cost of interest-bearing liabilities sufficient to offset an increase of thirteen basis points in the yield earned on interest-bearing assets.

During each of the three months ended September 30, 1997 and 1996, the Bank
provided $150,000 as a provision for loan losses.   The allowance for loan
losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activities. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1997, December 31, 1996 and September 30, 1996, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $7.5 million or 2.00% of total assets, $10.5 million or 2.89% of total assets and $10.7 million or 2.95% of total assets, respectively. At September 30, 1997, $1.8 million of non-performing loans were accruing interest and $5.7 million were on nonaccrual status.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONT'D.)

During the three months ended September 30, 1997 and 1996, the Bank transferred $445,000 and $110,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 1997 and 1996, the Bank charged off loans aggregating $298,000 and $10,000, respectively. The allowance for loan losses amounted to $2.5 million at September 30, 1997, representing 1.19% of total loans and 33.99% of loans delinquent ninety days or more and $2.8 million at December 31, 1996, representing 1.32% of total loans and 26.69% of loans delinquent ninety days or more.

Non-interest income increased $225,000 or 152.03% to $373,000 during the three months ended September 30, 1997 from $148,000 during the same 1996 period. The increase resulted from increases in fees and service charges and miscellaneous income of $104,000 and $121,000, respectively. The increase, during the 1997 period, in the fees and service charges resulted from a revised service fees schedule on various depository services. The increase, during the 1997 period, in miscellaneous income resulted primarily from commissions earned on the sales of annuities and mutual funds by Pamrapo Financial Center.

Non-interest expenses decreased by $2.4 million or 49.52% to $2.4 million during the three months ended September 30, 1997 when compared with $4.8 million during the same 1996 period. During the three months ended September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank. The special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank took a charge of $2.0 million as a result of such assessment. Non-interest expenses, excluding the above-mentioned one-time special assessment decreased by $332,000 or 12.11%. Salaries and employee benefits, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses decreased $137,000, $42,000, $130,000 and $86,000, respectively, which more than offset increases in net occupancy, equipment and advertising of $49,000, $7,000 and $8,000, respectively, during the 1997 period when compared with the same 1996 period. The decrease in federal insurance premium resulted from a reduction in the premium paid on assessable deposits from 23 basis points in 1996 to 6.4 basis points commencing on January 1, 1997. The decrease in miscellaneous expenses resulted primarily from the absence in 1997 of non-recurring expenses of $50,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes amounted to $665,000 during the three months ended September 30, 1997 as compared to a credit of $207,000 during the same 1996 period. The increase during the 1997 period resulted from an increase in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income increased $1.965 million or 104.86% to $3.8 million for the nine months ended September 30, 1997 compared with $1.9 million for the same 1996 period. The increase in net income during the 1997 period resulted from increases in total interest income and non-interest income, along with a decrease in non-interest expenses, which were partially offset by increases in total interest expense and income taxes. The 1996 results include a charge for the one-time special assessment of $2.0 million to recapitalize the SAIF.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Cont'd.)

Interest income on loans decreased $572,000 or 3.93% to $14.0 million during the nine months ended September 30, 1997 when compared with $14.5 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease of $9.2 million in the average balance of loans outstanding sufficient to offset a four basis point increase in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $664,000 or 11.67% to $6.4 million during the nine months ended September 30, 1997 when compared with $5.7 million for the same 1996 period. The increase during the 1997 period resulted primarily from an increase of $16.0 million in the average balance of such portfolio outstanding sufficient to offset an eighteen basis point decrease in the yield earned on such portfolio. Interest earned on investments and other interest-earning assets decreased by $49,000 or 5.25% to $884,000 during the nine months ended September 30, 1997, when compared to $933,000 during the same 1996 period primarily due to a decrease of $5.2 million in the average balance of such assets outstanding sufficient to offset an increase of one-hundred-eleven basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $134,000 or 1.60% to $8.3 million during the nine months ended September 30, 1997 when compared to $8.4 million during the same 1996 period. Such decrease was primarily attributable to a decrease of $3.0 million in the average balance of interest-bearing deposits along with a three basis point decrease in the cost of such deposits. Interest expense on advances and other borrowed money increased by $395,000 to $547,000 during the nine months ended September 30, 1997 when compared with $152,000 during the same 1996 period, primarily due to an increase of $7.2 million in the average balance of advances outstanding from the FHLB and other borrowed money along with an increase of one-hundred-nine basis point increase in the cost of advances and borrowed money.

Net interest income decreased $218,000 or 1.73% during the nine months ended September 30, 1997 when compared with the same 1996 period. Such decrease was due to an increase in total interest expense of $262,000, sufficient to offset an increase in total interest income of $44,000. The Bank's net interest rate spread decreased from 4.27% in 1996 to 4.19% in 1997. The decrease in the interest rate spread resulted from an increase of six basis points in the cost of interest-bearing liabilities along with a decrease of two basis points in the yield earned on interest-earning assets.

During each of the nine months ended September 30, 1997 and 1996, the Bank provided $450,000 as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activities. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1997, December 31, 1996 and September 30, 1996, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $7.5 million or 2.00% of total assets, $10.5 million or 2.89% of total assets and $10.7 million or 2.95% of total assets, respectively. At September 30, 1997 $1.8 million of non-performing loans were accruing interest and $5.7 million were on non-accrual status. During the nine months ended September 30, 1997 and 1996, the Bank transferred $894,000 and $1.6 million, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the nine months ended September 30, 1997 and 1996, the Bank charged off loans aggregating $733,000 and $328,000, respectively. The allowance for loan losses amounted to $2.5 million at September 30, 1997, representing 1.19% of total loans and 33.99% of loans delinquent ninety days or more and $2.8 million at December 31, 1996, representing 1.32% of total loans and 26.69% of loans delinquent ninety days or more.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Cont'd.)

Non-interest income increased $591,000 or 127.37% to $1.1 million during the nine months ended September 30, 1997 from $464,000 during the same 1996 period. The increase resulted from increases in fees and service charges, gain on sale of mortgage-backed securities and miscellaneous income of $284,000, $112,000 and $195,000, respectively. The increase, during the 1997 period, in the fees and service charges resulted from a revised service fees schedule on various depository services. The increase, during the 1997 period, in the miscellaneous income resulted primarily from commissions earned on the sales of annuities and mutual funds by Pamrapo Financial Center.

Non-interest expenses decreased by $3.2 million or 31.23% to $7.0 million during the nine months ended September 30, 1997 when compared with $10.2 million during the same 1996 period. On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank. The special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank took a charge of $2.0 million as a result of such assessment. Non-interest expenses, excluding the above-mentioned one-time special assessment, decreased by $1.2 million or 14.15%. Salaries and employee benefits, advertising, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses decreased $408,000, $13,000, $68,000, $380,000 and $387,000, respectively, which more than offset increases in net occupancy expense and equipment of $58,000 and $43,000, respectively, during the 1997 period when compared with the same 1996 period. The decrease in federal insurance premium resulted from a reduction in the premium paid on assessable deposits from 23 basis points in 1996 to 6.4 basis points commencing on January 1, 1997. The decrease in miscellaneous expenses resulted primarily from the absence in 1997 of non-recurring expenses of $300,000 related to the 1996 Annual Meeting of Stockholders.

Income taxes totalled $2.2 million and $594,000 during the nine months ended September 30, 1997 and 1996, respectively. The increase during the 1997 period resulted from an increase in pre-tax income. The 1996 income tax expense included a $293,000 reduction of such expense resulting from the exercise of non-statutory stock options.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 5.52% during the month of September 1997. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, other borrowings, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are relatively predictable sources of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Federal funds sold and interest-bearing deposits at September 30, 1997 amounted to $100,000 and $2.2 million, respectively.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                 Nine Months Ended
                                                   September 30,
                                                 ------------------
                                                   1997      1996
                                                 --------   -------
                                                   (In Thousands)
Cash and cash equivalents - beginning            $ 21,143   $ 13,894
                                                 --------   --------
Operating activities:
  Net income                                        3,839      1,874
  Adjustments to reconcile net income to
   net cash provided by operating activities        2,453      1,117
                                                 --------   --------
Net cash provided by operating activities           6,292      2,991

Net cash (used in) provided by
 investing activities                             (19,858)    10,769

Net cash provided by (used in)
 financing activities                               4,023    (11,633)
                                                 --------   --------
Net (decrease) increase in cash and cash
 equivalents                                       (9,543)     2,127
                                                 --------   --------
Cash and cash equivalents - ending               $ 11,600   $ 16,021
                                                 ========   ========


Cash was generated by operating activities during the nine months ended September 30, 1997. The primary source of cash was net income. Funds provided by financing activities resulted primarily from a $11.6 million increase in short-term FHLB advances and other borrowings, at September 30, 1997, as compared to September 30, 1996, which more than offset the utilization of $7.4 million to repurchase 318,900 shares of common stock at prices ranging from $19.50 to $23.50 per share. Additionally, during the nine months ended September 30, 1997, the Corporation issued 5,860 shares of its common stock out of treasury stock for $34,000 as a result of the exercise of stock options by officers and employees. Cash dividends paid during the nine months ended September 30, 1997 amounted to $2.2 million.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $207.3 million and $207.4 million at September 30, 1997 and December 31, 1996, respectively. Securities available for sale totalled $14.2 million and $22.2 million at September 30, 1997 and December 31, 1996, respectively. Mortgage-backed securities held to maturity totalled $124.9 million and $96.7 million at September 30, 1997 and December 31, 1996, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions which provide additional sources of funds. At September 30, 1997, borrowings from these institutions amounted to $15.5 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1997, the Bank has outstanding commitments to originate mortgage loans of $12.0 million. Certificate of deposits scheduled to mature in one year or less at September 30, 1997, totalled $115.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The following table sets forth the Bank's capital position at September 30, 1997, as compared to the minimum regulatory capital requirements:

                                                  Percent of
                             Amount             Adjusted Assets
                         --------------         ---------------
                         (In Thousands)
    Tangible Capital:
          Requirement        $ 5,553                  1.50%
          Actual              47,465                 12.82
                             -------                 -----
          Excess             $41,912                 11.32%
                             =======                 =====
    Core Capital:
          Requirement        $11,106                  3.00%
          Actual              47,465                 12.82
                             -------                 -----
          Excess             $36,359                  9.82%
                             =======                 =====
    Risk-based Capital:
          Requirement        $14,314                  8.00%
          Actual              49,360                 27.59
                             -------                 -----
          Excess             $35,046                 19.59%
                             =======                 =====


SUPERVISORY EXAMINATION

The Bank's financial statements are periodically examined by the OTS, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

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



                                    PAMRAPO BANCORP, INC.


Date: November 10, 1997             By: /s/ William J. Campbell
      ------------------------          ------------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer

Date: November 10, 1997             By: /s/ Gary J. Thomas
      ------------------------          ------------------------------------
                                        Gary J. Thomas
                                        Vice President, Chief Financial Officer