Form 10-K
period 1997-12-31
PAMRAPO BANCORP INC
filed 1998-04-02
CIK 854071

                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $61,403,293 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 12, 1998.

     The Registrant had 2,842,924 shares outstanding as of March 12, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                 INDEX

PART  I                                                                   PAGE
                                                                          ----

     Item 1.  Business                                                      1

     Item 2.  Properties.................................................. 38

     Item 3.  Legal Proceedings........................................... 40

     Item 4.  Submission of Matters to a Vote of Security Holders......... 40


PART  II

     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters................................. 40

     Item 6.  Selected Financial Data..................................... 40

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 40

     Item 8.  Financial Statements and Supplementary Data................. 40

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................... 40


PART  III

     Item 10. Directors and Executive Officers of the Registrant.......... 41

     Item 11. Executive Compensation...................................... 41

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management....................................... 41

     Item 13. Certain Relationships and Related Transactions.............. 41

PART  IV

     Item 14. Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K................................... 42


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

     Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 1997, the Bank had total assets of $376.4 million, deposits of $310.6 million and stockholders' equity of $45.4 million before elimination of intercompany accounts with the Company, respectively.

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

MARKET AREA

     The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through nine retail banking offices, six of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Fort Lee, New Jersey and one in Brick, New Jersey. The Bank's deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank's branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank's lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth and Ocean Counties, areas which have had a high level of new development in recent years.

LENDING ACTIVITIES

     GENERAL. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings primarily for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 1997, the Bank's total gross loans outstanding amounted to $216.1 million, of which $155.5 million consisted of loans secured by one- to four-family residential properties, $2.6 million consisted of construction and land loans, and $54.2 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $1.1 million are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                            AT DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                            1993               1994              1995               1996               1997
                                      ----------------    ---------------    ---------------    ---------------    ---------------
                                      AMOUNT   PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT
                                      ------   -------    ------  -------    ------  -------    ------  -------    ------  -------
                                                                             (In thousands)
Real estate mortgage loans:
 Permanent:
   Fixed-rate.....................   $174,984   81.24%  $179,492   80.68%  $175,034   80.24%  $168,727   81.35%  $168,225   79.67%
   Adjustable rate................      8,703    4.04      7,823    3.52      7,131    3.27      5,453    2.63               2.99
 Construction(1)..................      5,530    2.57      3,572    1.60      3,584    1.64      1,986     .96      2,638    1.25
 Guaranteed by VA or
   insured by FHA.................      3,037    1.41      2,404    1.08      1,958     .90      1,520     .73      1,086     .51
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total mortgage loans..............   $192,254   89.26   $193,291   86.88   $187,707   86.05   $177,686   85.67   $178,265   84.42
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
CONSUMER LOANS:
 Passbook or certificate..........        537     .25        481     .22        441     .20        391     .19        431     .20
 Home improvement.................        539     .25        535     .24        501     .23        446     .22        440     .21
 Equity and second mortgages......     26,286   12.20     31,622   14.21     31,487   14.43     30,683   14.79     33,587   15.91
 Education........................      1,377     .64      1,820     .82      1,691     .78      1,351     .65        753     .36
 Automobile.......................        848     .39        920     .41      1,074     .49      1,107     .53      1,210     .57
 Personal.........................      1,267     .59      1,302     .59      1,188     .55      1,158     .56      1,445     .68
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total consumer loans..............     30,854   14.32     36,680   16.49     36,382   16.68     35,136   16.94     37,866   17.93
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total loans.......................    223,108  103.58    229,971  103.37    224,089  102.73    212,822  102.61    216,131  102.35
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Less:
 Allowance for loan losses........      4,000    1.86      3,650    1.64      2,725    1.25      2,800    1.35      2,475    1.17
 Loans in process.................        976     .45      1,162     .52        852     .39        466     .22        571     .27
 Deferred loan fees and discounts.      2,736    1.27      2,687    1.21      2,372    1.09      2,151    1.04      1,929     .91
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total.............................      7,712    3.58      7,499    3.37      5,949    2.73      5,417    2.61      4,975    2.35
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total net loans...................   $215,396  100.00%  $222,472  100.00%  $218,140  100.00%  $207,405  100.00%  $211,156  100.00%
                                     ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

MORTGAGE-BACKED SECURITIES:
 GNMA (2).........................   $    510     .41%  $    950     .79%  $    849     .75%  $    707     .65%  $  7,978    5.97%
 FHLMC (3)(5).....................    102,221   82.96     95,972   79.54     89,234   79.12     86,023   78.34     97,093   72.63
 FNMA (4)(5)......................     19,390   15.74     22,769   18.87     22,066   19.56     22,736   20.71     27,960   20.91
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total mortgage-backed securities..    122,121   99.11    119,691   99.20    112,149   99.43    109,466   99.70    133,031   99.51

ADD/LESS:
 Premiums(discounts), net(5)......      1,092     .89      1,070     .89        881     .78        749     .68        790     .59
 Unrealized loss on securities
   available for sale.............         --      --       (105)   (.09)      (239)   (.21)      (419)   (.38)      (135)   (.10)
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Net mortgage-backed securities....   $123,213  100.00%  $120,656  100.00%  $112,791  100.00%  $109,796  100.00%  $133,686  100.00%
                                     ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

-------------------------------
(1) Includes acquisition and development and land loans.
(2) Government National Mortgage Association ("GNMA").
(3) Federal Home Loan Mortgage Corporation ("FHLMC")
(4) Federal National Mortgage Association ("FNMA").
(5) Includes available for sale securities having a principal balance of $16,053,000 and a net premium of $412,000 for 1995, a principal balance of $13,145,000 and a net premium of $344,000 for 1996, and a principal balance of $7,498,000 and a net premium of $214,000 for 1997.

     The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.

                                                                   At December 31
                                  --------------------------------------------------------------------------------
                                        1995                            1996                        1997
                                  ---------------------         ---------------------        ---------------------
                                               Percent                       Percent                      Percent
                                  Amount       of Total         Amount       of Total        Amount       of Total
                                  ------       --------         -------      --------        ------       --------
                                                                  (In thousands)
One- to four-family..........    $159,934        71.37%        $151,175        71.04%       $155,457        71.93%
Multi-family.................      33,658        15.02           34,051        16.00          32,873        15.21
Commercial real estate.......      22,519        10.05           21,604        10.15          21,324         9.86
Construction and land........       3,584         1.60            1,985          .93           2,638         1.22
Consumer-secured and
 unsecured....................      4,394         1.96            4,007         1.88           3,839         1.78
                                    -----         ----            -----         ----           -----         ----
  Total gross loans..........    $224,089       100.00%        $212,822       100.00%       $216,131       100.00%
                                 ========       ======         ========       ======        ========       ======

         Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.


                                                                                    Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        1995                1996                 1997
                                                                   --------------      --------------       --------------
                                                                                       (In thousands)
Mortgage Loans (gross):
   At beginning of period ...................................         $193,291            $187,707             $177,686
                                                                      --------            --------             --------
   Mortgage loans originated:
     One- to four-family residential ........................            7,082              10,462               20,250
     Multi-family residential ...............................            4,950               4,654                6,393
     Commercial .............................................            4,474               1,477                1,035
     Construction(1) ........................................              642               1,810                2,976
                                                                      --------            --------             --------
       Total mortgage loans originated ......................           17,148              18,403               30,654
                                                                      --------            --------             --------
   Mortgage loans purchased .................................               62                 109                  392
                                                                      --------            --------             --------
   Transfer to REO ..........................................            1,190               2,176                1,419
   Charge offs ..............................................              976                 398                  853
   Repayments ...............................................           20,628              25,959               28,195
                                                                      --------            --------             --------

       Total mortgage repayments and other reductions .......           22,794              28,533               30,467
                                                                      --------            --------             --------
   At end of period .........................................         $187,707            $177,686             $178,265
                                                                      ========            ========             ========
Consumer Loans (gross):
   At beginning of period ...................................         $ 36,681            $ 36,382             $ 35,136
   Consumer loans originated ................................            8,050               8,102               12,202
   Consumer loans sold ......................................              765                 771                  685
   Charge-offs ..............................................              365                 240                   75
   Repayments ...............................................            7,219               8,337                8,712
                                                                      --------            --------             --------
   At end of period .........................................         $ 36,382            $ 35,136             $ 37,866
                                                                      ========            ========             ========
Mortgage-backed securities (gross):
   At beginning of period ...................................         $119,691            $112,149             $109,466
   Mortgage-backed securities purchased .....................            8,023              12,699               48,959
   Mortgage-backed securities sold ..........................               --                  --                7,521
   Repayments ...............................................           15,565              15,382               17,873
                                                                      --------            --------             --------
   At end of period .........................................         $112,149            $109,466             $133,031
                                                                      ========            ========             ========


---------------------
(1) Includes acquisition and development and land loans.

         Loan Maturity. The following table sets forth the maturity of the Bank's gross loan portfolio at December 31, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on mortgage loans totaled $20.6 million, $26.0 million and $28.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.


                                                One- to                                                    Consumer-
                                              four-family          Multi-family                             secured
                                              residential         and commercial       Construction     and unsecured
                                           mortgage loans(1)     real estate loans       loans(2)            loans        Total
                                           -----------------     -----------------     ------------     -------------   ---------
                                                                                 (In thousands)
Amounts due:
   Within 1 year...........................   $      130            $      219           $    2,133       $      399    $    2,881
                                              ----------            ----------           ----------       ----------    ----------
After 1 year:
   1 to 3 years............................        1,344                   311                  100            1,199         2,954
   3 to 5 years............................        7,764                 2,999                   --              685        11,448
   5 to 10 years...........................       24,019                15,890                  278              473        40,660
   10 to 20 years..........................       79,780                32,944                  127            1,083       113,934
   Over 20 years...........................       42,420                 1,834                   --               --        44,254
                                                 -------                ------                -----            -----       -------
   Total due after 1 year..................      155,327                53,978                  505            3,440       213,250
                                                 -------                ------                -----            -----       -------
Total amounts due..........................   $  155,457            $   54,197           $    2,638       $    3,839       216,131
                                              ==========            ==========           ==========       ==========       =======
Less:
   Allowance for loan losses...............                                                                                  2,475
   Loans in process........................                                                                                    571
   Deferred loan fees and discounts........                                                                                  1,929
                                                                                                                           -------
                                                                                                                             4,975
   Total........................                                                                                          $211,156
                                                                                                                          ========


-----------------------------------
(1)  Includes equity and second mortgages.
(2)  Includes acquisition and development and land loans.


         The following table sets forth at December 31, 1997, the dollar amount of all mortgage and consumer loans, excluding construction loans, due after December 31, 1998, which have fixed interest rates or adjustable interest rates:


                                                  Due after December 31, 1998
                                                -------------------------------     Total Due
                                                                 Floating or        After One
                                                Fixed Rates    Adjustable Rates       Year
                                                -----------    ----------------     ---------
                                                                (In thousands)

One- to four-family residential (1)......         $151,246          $4,081          $155,327
Construction loans.......................              505              --               505
Multi-family and commercial real estate..           52,747           1,231            53,978
Consumer-secured and unsecured loans.....            3,440              --             3,440
                                                  --------          ------          --------
     Totals..............................         $207,938          $5,312          $213,250
                                                  ========          ======          ========


---------------
(1)  Includes equity and second mortgages.

         Residential Mortgage Lending. Pamrapo presently originates first mortgage loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 1997, 95.0% of gross mortgage loans were fixed-rate loans and 5.0% were ARMs or shorter term construction loans, and were principally originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 1997, $188.4 million or 87.2% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans, home improvement loans, second mortgage loans and home equity loans. Of this amount $155.5 million were one- to four-family and $32.9 million were multi-family.

         The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 1997, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 6.375% on 15-year loans and 6.625% on 25-year loans. An origination fee of 2.5% is usually charged.

         The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates 2.0% higher than those offered on one- to four-family residences. An origination fee of 3% is usually charged. The Bank generally makes multi-family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 1997, $32.9 million or 15.2% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

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

         Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 1997, the Bank's acquisition, development and construction loans varied in size from $15,000 to $600,000, net of loans in process, and represented 1.2% of total gross loans.

         Commercial Real Estate Lending. Loans secured by commercial real estate totaled $21.3 million, or 9.9% of the Bank's total gross loan portfolio, at December 31, 1997. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

         Consumer Lending. The Bank offers various other secured and unsecured consumer loan products such as equity and second mortgage loans, automobile loans, personal loans, passbook loans and educational loans. At December 31, 1997, the balance of such loans was $37.9 million, or 17.5% of the Bank's total gross loan portfolio. $33.6 million, or 88.7% of total consumer loans are represented by equity loans and second mortgages, up from $30.7 million at December 31, 1996.

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

         Lending Authority. The Bank's Executive Committee has the authority to approve loans up to $500,000, with the stipulation that loans approved in excess of $350,000 must be reported at the next Board of Directors meeting. The Bank's Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $150,000.

         Loan Servicing. The Bank originates all of the loans that it has sold and services for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1997 the Bank was servicing $4.9 million of loans for others. There were no new loans sold in 1997 that required servicing.

         Loan Origination Fees And Other Fees. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.9 million in deferred origination fees and discounts at December 31, 1997.

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

         The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:


                                                                                        At December 31,
                                                               ---------------------------------------------------------------
                                                                 1993         1994          1995          1996          1997
                                                               --------     --------      --------      --------      --------
                                                                                     (In thousands)
One- to four-family residential real estate
loans:
   Non-accrual loans....................................       $ 4,430      $ 5,122       $ 5,099       $ 4,532       $ 3,254
   Accruing loans 90 days overdue.......................         4,136        2,928         2,326         2,993         1,645
                                                               -------      -------       -------       -------       -------
     Total..............................................         8,566        8,050         7,425         7,525         4,899
                                                               -------      -------       -------       -------       -------
Multi-family residential and commercial
real estate loans:
   Non-accrual loans....................................         2,472        2,905         2,014         1,881         1,280
   Accruing loans 90 days overdue.......................         1,208          642           890           542           255
                                                               -------      -------       -------       -------       -------
     Total..............................................         3,680        3,547         2,904         2,423         1,535
                                                               -------      -------       -------       -------       -------
Construction loans:(1)
   Non-accrual loans....................................         1,331          686           237           237           185
   Accruing loans 90 days overdue.......................            13           --            --            --            --
                                                               -------      -------       -------       -------       -------
     Total..............................................         1,344          686           237           237           185
                                                               -------      -------       -------       -------       -------
Consumer loans:
   Non-accrual loans....................................           567          512           274           277           323
   Accruing loans 90 days overdue.......................           108           33            23            30             7
                                                               -------      -------       -------       -------       -------
     Total..............................................           675          545           297           307           330
                                                               -------      -------       -------       -------       -------
Total non-performing loans:
   Non-accrual loans....................................         8,800        9,225         7,624         6,927         5,042
   Accruing loans 90 days overdue.......................         5,465        3,603         3,239         3,565         1,907
                                                               -------      -------       -------       -------       -------
     Total..............................................       $14,265      $12,828       $10,863       $10,492       $ 6,949
                                                               =======      =======       =======       =======       =======
     Total foreclosed real estate, net of
       related reserves.................................       $   831      $ 1,118       $ 1,467       $ 1,996        $1,354
                                                               =======      =======       =======       =======       =======
     Total non-performing loans and
       foreclosed real estate to total assets...........          3.83%        3.63%         3.32%         3.44%         2.20%
                                                                  ====         ====          ====          ====          ====


--------------------
(1)  Includes acquisition and development loans.


         At December 31, 1995, 1996, and 1997 nonaccrual loans for which interest has been discontinued totaled approximately $7.6 million, $6.9 million, and $5.0 million, respectively. During the years ended December 31, 1995, 1996 and 1997, the Bank recognized interest income of approximately $260,000, $172,000, and $144,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $745,000, $665,000, and $491,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

     Delinquent Loans. At December 31, 1995, 1996 and 1997, respectively, delinquencies in the Bank's portfolio were as follows:


                              At December 31, 1995                 At December 31, 1996                 At December 31, 1997
                    ------------------------------------- ------------------------------------- ------------------------------------
                       60 - 89 Days      90 Days or more     60 - 89 Days      90 Days or more     60 - 89 Days     90 Days or more
                    ------------------ ------------------ ------------------ ------------------ ------------------ -----------------
                    Number  Principal  Number  Principal  Number  Principal  Number  Principal  Number  Principal  Number  Principal
                      of     Balance     of     Balance     of     Balance     of     Balance     of     Balance     of     Balance
                    Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans
                    ------ ----------  ------ ----------  ------ ----------- ------ ----------- ------ ----------- ------ ----------
                                                                     (In thousands)
Delinquent loans..    56      $2,286     153    $10,863     52     $3,660             $10,492     42     $2,162     105      $6,949

As a percent of
  total gross
  loans...........              1.02%              4.85%             1.72%               4.93%             1.00%               3.22%


         As of December 31, 1997, the Bank had 105 loans which were 90 days or more past due totaling $6.9 million. The average balance of such loans was approximately $66,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; 4 of the loans have loan balances greater than $200,000, the largest of which is $296,000. All loans are within the Bank's lending areas.

         The Bank's level of non-performing loans 90 days or more delinquent decreased from $10.5 million at December 31, 1996 to $6.9 million at December 31, 1997. The total of such loans in the lower risk one- to four-family residential category decreased to $4.9 million or 70.5% of non-performing loans 90 days or more delinquent at December 31, 1997, when compared with $7.5 million, or 71.7% at December 31, 1996. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, decreased from $2.7 million at December 31, 1996, to $1.7 million at December 31, 1997, which represents a decrease of 37.0%. The decrease in non-performing loans can be attributed to the Bank's continued emphasis on collection efforts.

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

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

         Management of the Bank has classified $8.1 million of its assets as substandard and approximately $619,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the

Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 1997, the allowance for loan losses totaled $2.5 million.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         During the years ended December 31, 1995, 1996 and 1997, gross charge-offs totaled $1.3 million, $638,000, and $928,000, respectively. A majority of the charge-offs in all three years resulted from the transferring of loans to foreclosed real estate and charging-off the difference between the carrying value of the loans and the fair values of the properties securing such loans to the loan loss allowance.

         The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:


                                                          At or for the year ended December 31,
                                         ----------------------------------------------------------------------
                                           1993           1994              1995          1996           1997
                                         --------       --------          --------      --------       --------
                                                                       (In thousands)
Balance at beginning of period..........  $3,100         $4,000            $3,650        $2,725         $2,800
Provision for loan losses...............   1,224            495               411           644            586
Charge-offs:.....................
     Real estate mortgage loans.........     290            879             1,008           404            853
     Consumer loans.....................      35             32               333           234             75
     Recoveries.........................       1             66                 5            69             17
                                           -----          -----             -----         -----          -----
Net charge-offs.........................     324            845             1,336           569            911
                                           -----          -----             -----         -----          -----
Balance at end of period................  $4,000         $3,650            $2,725        $2,800         $2,475
                                          ======         ======            ======        ======         ======
Ratio of net charge offs during
   the period to average loans
   receivable during the period.........     .15%           .38%              .61%          .27%           .44%
Ratio of allowance for loan
   losses to total outstanding
   loans (gross) at end of period.......    1.79%          1.59%             1.22%         1.32%          1.14%
Ratio of allowance for loan losses
   to non-performing loans..............   28.04%         28.45%            25.09%        26.69%         35.62%


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

                                                    At December 31,
                                  ----------------------------------------------
                                   1993      1994      1995      1996      1997
                                  ------    ------    ------    ------    ------
                                  Amount    Amount    Amount    Amount    Amount
                                  ------    ------    ------    ------    ------
                                                (Dollars in thousands)

Real estate mortgage loans (1)..  $3,400    $3,050    $2,325    $2,450    $2,075
Consumer loans..................     600       600       400       350       400
                                  ------    ------    ------    ------    ------
   Total allowance..............  $4,000    $3,650    $2,725    $2,800    $2,475
                                  ======    ======    ======    ======    ======
--------------------
(1)  Includes equity and second mortgages.


Mortgage-Backed Securities

         The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 1997 ranging from 5.375% to 10.00%. At December 31, 1997 the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $133.0 million or 35.3% of total assets. The carrying value of such securities amounted to $112.8 million, $109.8 million and $133.7 million at December 31, 1995, 1996 and 1997, respectively, and the fair market value of such securities totaled approximately $133.6 million, $109.2 million, and $135.4 million at December 31, 1995, 1996 and 1997, respectively.

         The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 1997.


                                                  Contractual Maturities Due in Year(s) Ended
                                                                  December 31,
                              ----------------------------------------------------------------------------------
                                           1999-       2001-       2003-       2008-       2018 and
                               1998        2000        2002        2007        2017       Thereafter      Total
                              ------      ------      ------      ------      ------      ----------     -------
                                                                 (In thousands)
Mortgage-backed
securities:
   Held to maturity.......         $--         $--      $560       $8,208     $105,699      $11,066     $125,533
   Available for sale.....          42          12        --           --          318        7,126        7,498
                                   ---         ---      ----       ------     --------      -------     --------
     Total................         $42         $12      $560       $8,208     $106,017      $18,192     $133,031
                                   ===         ===      ====       ======     ========      =======     ========

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

         The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal, liquidity requirements of the Bank and the return on the investment and capital appreciation. The Bank's Chief Executive Officer may make investments up to $10.0 million, subject to ratification by the Bank's Board of Directors.

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

         As a member of the FHLB-NY, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. See "Regulation Federal Home Loan Bank System." The Bank's liquid investments primarily include federal agency securities, overnight deposits and federal funds. The average liquidity for the month of December 1997 was 6.61%, which exceeded the minimum level of 4.0% prescribed by the OTS.

Investment Portfolio

         The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

                                                                    At December 31,
                                           ------------------------------------------------------------------
                                                   1995                   1996                     1997
                                           -------------------    -------------------       -----------------
                                           Carrying      Fair      Carrying     Fair        Carrying    Fair
                                             Value       Value       Value      Value         Value     Value
                                           --------     ------     --------    ------       --------   ------
                                                                      (In thousands)
Investments:
   U.S. Government (including
      federal agencies) available
      for sale...........................   $12,020    $12,136     $8,000      $8,023       $2,999     $3,018
   Mutual Funds available for sale.......        --         --      1,049       1,049        1,114      1,119
   Equity securities available for
      sale...............................         7         64          7          91            7        136
   FHLB-NY stock.........................     3,073      3,073      2,979       2,979        2,979      2,979
   Net unrealized (loss) gain on
      available for sale securities......       173         --        107          --          153         --
                                            -------    -------    -------     -------       ------     ------
      Total investment securities........   $15,273    $15,273    $12,142     $12,142       $7,252     $7,252
                                            =======    =======    =======     =======       ======     ======
Other interest-earning assets:
   Overnight deposits....................   $ 4,500    $ 4,500    $ 9,000     $ 9,000       $2,900     $2,900
   Certificates of deposit...............        99         99         --          --           --         --
   Federal funds sold....................       100        100        100         100           --         --
                                            -------    -------    -------     -------       ------     ------
      Total other interest-earning
      assets.............................   $ 4,699    $ 4,699    $ 9,100     $ 9,100       $2,900     $2,900
                                            =======    =======    =======     =======       ======     ======

      Total investment portfolio.........   $19,972    $19,972    $21,242     $21,242      $10,152    $10,152
                                            =======    =======    =======     =======      =======    =======

         As of December 31, 1997, the Bank's investment securities issued by the U.S. Government agencies have a carrying value of $3.0 million, a weighted average yield of 6.82% and maturities of $2 million within 5 years and $1 million after 10 years.

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

         Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $4.2 million, at December 31, 1997, as compared to $5.3 million at December 31, 1996. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. The $6.7 million or 2.2% increase in total deposits from $300.8 million at December 31, 1996 to $307.5 million at December 31, 1997 was the result a more competitive interest rate environment.

         The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

         Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank's deposit accounts at the dates indicated:

                                                                                        At December 31,
                                       --------------------------------------------------------------------------------------------
                                                    1995                            1996                          1997
                                       -----------------------------   ----------------------------   -----------------------------
                                                            Weighted                       Weighted                       Weighted
                                                    % of     Average               % of     Average               % of     Average
                                                   Total     Nominal              Total     Nominal               Total    Nominal
                                        Amount    Deposits    Rate      Amount   Deposits    Rate      Amount    Deposits    Rate
                                       --------   --------  --------   --------  --------  --------   --------   --------  --------
                                                                                   (In thousands)
Passbook and club accounts..........   $113,072     37.83%     2.74%   $111,706     38.80%   2.75%    $109,476     35.61%    2.75%
0.00% demand........................      9,789      3.27      0.00      11,869      2.76    0.00       14,856      4.83     0.00
NOW.................................     17,748      5.94      2.50      18,676      5.72    2.50       19,679      6.40     2.00
Super NOW...........................        221       .07      2.50         179       .06    2.50          238       .07     2.00
Money market demand.................     22,773      7.62      2.69      22,140      7.37    2.87       22,214      7.23     2.75
                                       --------    ------              --------    ------             --------    ------
     Total passbook, club, NOW, and
           money market accounts....    163,603     54.73      2.54     164,570     54.71    2.54      166,463     54.14     2.42
                                       --------    ------              --------    ------             --------    ------
Certificate accounts:
   91-day money market..............        979       .33      4.34       1,297       .43    4.51          979       .32     4.81
   26-week money market.............     56,296     18.83      4.83      36,161     12.02    4.69       30,395      9.88     4.77
   12- to 30-month money market.....     33,769     11.30      5.16      55,071     18.31    5.04       70,406     22.90     5.22
   30- to 48-month money market.....      7,849      2.63      5.44       8,551      2.84    5.65        4,133      1.34     5.53
   IRA and KEOGH....................     30,272     10.13      4.91      28,829      9.59    4.92       29,482      9.59     4.90
   Negotiated rate..................      6,133      2.05      6.08       6,306      2.10    6.00        5,614      1.83     6.02
                                       --------    ------              --------    ------             --------    ------

     Total certificates.............    135,298     45.27      5.03     136,215     45.29    5.02      141,009     45.86     5.09
                                       --------    ------              --------    ------             --------    ------

     Total deposits.................   $298,901    100.00%     3.67%   $300,785    100.00%   3.68%     307,472    100.00%    3.65%
                                       ========    ======      ====    ========    ======    ====      =======    ======     ====

         The following table sets forth the deposit activity of the Bank for the periods indicated:

                                                    Year Ended December 31,
                                              ---------------------------------
                                                1995         1996        1997
                                              ---------    --------    --------
                                                        (In thousands)

Deposits (less than) withdrawals...........   $(17,759)    $(9,291)    $(4,375)
Interest credited..........................      10,750      11,175      11,062
                                              ---------    --------    --------
Net (decrease) increase in deposits.......    $ (7,009)    $  1,884    $  6,687
                                              =========    ========    ========

         The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                                               At December 31, 1997,
                                       At December 31,                             Maturing in
                                 ---------------------------       ---------------------------------------------
                                                                   One Year      Two       Three    Greater than
                                 1995        1996       1997        or Less      Years     Years     Three Years
                                 ----        ----       ----       ---------     -----     -----    ------------
                                                                 (In thousands)
Certificate Accounts:
   2.99% or less...........    $    613   $     60   $    209      $    209     $    --    $   --       $   --

   3.00% to 4.99%..........      71,416     82,499     61,740        56,220       3,084     1,671          765

   5.00% to 5.99%..........      41,615     45,518     61,059        54,081       3,214     2,254        1,510

   6.00% to 6.99%..........      20,186      7,302     13,411         7,132       3,670     1,959          650

   7.00% to 7.99%..........       1,308        815      4,566           235       2,226     2,105           --

   8.00% to 8.99%..........         141          6          7             7          --        --           --

   9.00% to 9.99%..........          19         15         17            17          --        --           --
                               --------   --------   --------      --------     -------    ------       ------
        Total..............    $135,298   $136,215   $141,009      $117,901     $12,194    $7,989       $2,925
                               ========   ========   ========      ========     =======    ======       ======

         At December 31, 1997, the Bank had outstanding $26.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                    Amount
                                                                --------------
                                                                (In thousands)

         Three months or less.............................          $ 7,160
         Over three through six months....................            8,096
         Over six through 12 months.......................            6,611
         Over 12 months...................................            4,551
                                                                    -------
              Total.......................................          $26,418
                                                                    =======


         Borrowings. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

         Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank=s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 1997, outstanding advances from the FHLB-NY amounted to $13.6 million.

         The following table sets forth certain information regarding FHLB-NY advances at the dates indicated:

                                                                                     At December 31,
                                                                           -----------------------------------
                                                                            1995          1996           1997
                                                                           ------        ------         ------
                                                                                     (In thousands)
  Fixed-rate advances from the FHLB-NY:
     6.45% due 1996.........................................               $3,000        $   --        $    --
     6.63% due 1996.........................................                4,000            --             --
     6.47% due 1999.........................................                   --         3,000          3,000
     6.27% due 2000.........................................                   --            --          5,000
     5.10% due 2001.........................................                  243           243            243
     6.51% due 2002.........................................                   --            --          5,000
     4.62% due 2003.........................................                  340           340            340
                                                                           ------        ------        -------

          Total advances from the FHLB-NY...................               $7,583        $3,583        $13,583
                                                                           ======        ======        =======

         The Bank obtained a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 1997 amounted to $274,000.

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

Subsidiaries

         Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") to invest an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 1997, Pamrapo had $1.3 million, or .4%, of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

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

         A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 1997, approximately 97.5% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

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

                                                                            Year Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                        1995                          1996                           1997
                                           ----------------------------   --------------------------   -----------------------------
                                            Average              Yield/    Average            Yield/    Average              Yield/
                                            Balance   Interest    Cost     Balance  Interest   Cost     Balance    Interest   Cost
                                           --------   --------   ------   --------  --------  -----    ---------   --------  -------

Interest-earning assets:
    Loans(1)..........................     $220,001    $20,445     9.29%  $213,122  $19,191    9.00%    $205,594    $18,700    9.10%

    Mortgage-backed securities........      115,803      7,696     6.65    108,500    7,324    6.75      127,004      8,572    6.75%

    Investments.......................       11,195        779     6.96     11,725      906    7.73        6,541        508    7.77%

    Other interest-earning assets.....        8,332        651     7.81     12,599      614    4.87       11,079        616    5.56%
                                            -------    -------            --------  -------             --------    -------
       Total interest-earning assets..      355,331     29,571     8.32   $345,946   28,035    8.10     $350,218    $28,396    8.11%
                                           --------    -------            --------  -------             --------    -------
Non-interest-earning assets...........       21,167                         21,301                        19,018
                                           --------                       --------                      --------

       Total assets(1)................     $376,498                       $367,247                      $369,236
                                           ========                       ========                      ========
Interest-bearing liabilities:
    Passbook and club account.........      120,209      3,316     2.76    112,489    3,166    2.81     $108,105     $3,078    2.85%

    NOW and money market accounts.....       37,645      1,076     2.86     41,289    1,079    2.61       41,603        994    2.39%

    Certificates of deposits..........      131,520      6,341     4.82    137,193    6,930    5.05      139,242      6,990    5.02%

    Advances and other borrowings.....       11,679        723     6.19      3,369      206    6.11       11,743        800    6.81%
                                           --------    -------            --------  -------             --------    -------
       Total interest-bearing
         liabilities..................      301,053     11,456     3.81    294,340   11,381    3.87     $300,693    $11,862    3.94%
                                           --------    -------            --------  -------             --------    -------
Non-interest-bearing liabilities:
    Non-interest-bearing demand            $ 13,114                         11,004                       $13,046
      accounts........................
    Other.............................        4,366                          5,606                         6,461
                                           --------                       --------                      --------
    Total non-interest-bearing
      demand liabilities..............       17,480                         16,610                        19,507
                                           --------                       --------                      --------
       Total liabilities..............      318,533                        310,950                       320,200

Stockholders' equity..................       57,965                         56,297                        49,036
                                           --------                       --------                      --------
       Total liabilities and
         stockholders' equity.........     $376,498                       $367,247                      $369,236
                                           ========                       ========                      ========
Net interest income/interest rate
  spread..............................                 $18,115     4.51%            $16,654    4.23%                $16,534    4.17%
                                                       =======     ====             =======    ====                 =======    ====
Net interest-earning assets/net yield
  on interest-earning assets..........     $ 54,278                5.10%  $ 51,606             4.81%    $ 49,525               4.72%
                                           ========                ====   ========             ====     ========
Ratio of average interest-earning
assets to average interest-bearing
liabilities...........................         1.18x                           1.17x                        1.16x
                                               =====                           =====

-----------------------------
(1) Non-accruing loans are part of the average balances of loans outstanding.

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

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $109.5 million at December 31, 1997, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $22.2 million at December 31, 1997, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the
cumulative declining balance of such accounts during the periods shown. Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $34.8 million at December 31, 1997, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and
100.00% on the cumulative declining balance of such accounts during the periods shown.


                                                                More than    More than    More than   More than
                                                    1 Year      1 Year to    3 Years to   5 Years to 10 Years to  More than
                                                    or Less      3 Years      5 Years      10 Years   20 Years     20 Years  Total
                                                    -------     ---------    ----------   ---------- -----------  ---------  -----
                                                                                       (In thousands)

Interest-earning Assets:
   Loans........................................     $2,881        $2,954       $11,448      $40,660    $113,934   $44,254  $216,131
   Mortgage-backed securities(1)................         42            12           560        8,208     106,017    18,192   133,031
   Investments(1)(2)............................      1,121         1,999            --           --       1,000        --     4,120
   Other interest-earning assets(3).............      5,879            --            --           --          --        --     5,879
                                                      -----         -----        ------       ------     -------    ------   -------
     Total interest-earning assets..............      9,923         4,965        12,008       48,868     220,951    62,446   359,161
                                                      -----         -----        ------       ------     -------    ------   -------

Interest-bearing Liabilities:
   NOW and Super NOW accounts(4)................     12,866        11,777         3,151        4,231       2,321       427    34,773
   Money market accounts........................     17,549         2,444         1,164          892         161         4    22,214
   Passbook and club accounts...................     18,611        28,268        18,429       23,391      16,177     4,600   109,476
   Certificate accounts.........................    117,901        20,183         2,277          648          --        --   141,009
   Advances and other borrowings................         --         8,243         5,340           --         274        --    13,857
                                                    -------        ------        ------       ------      ------     -----   -------
     Total interest-bearing liabilities.........    166,927        70,915        30,361       29,162      18,933     5,031   321,329
                                                    -------        ------        ------       ------      ------     -----   -------
Interest sensitivity gap per period.............  $(157,004)     $(65,950)     $(18,353)     $19,706    $202,018   $57,415   $37,882
                                                  =========      ========      ========      =======    ========   =======   =======

Cumulative interest sensitivity gap.............  $(157,004)    $(222,954)    $(241,307)   $(221,601)   $(19,583)  $37,382
                                                  =========     =========     =========    =========    ========   =======

Cumulative gap as a percent of total assets.....     (41.68)%      (59.18)%      (64.06)%     (58.82)%     (5.20)%    9.92%
                                                     ========      ========      ========     ========     ======     ====
Cumulative interest-sensitive assets as
   a percent of interest-sensitive liabilities..       5.94%         6.26%        10.03%       25.48%      93.81%   111.77%
                                                       =====         =====        ======       ======      ======   =======

(1)  Includes available for sale securities.
(2)  Includes marketable equity securities which have no stated maturity.
(3)  Includes FHLB-NY stock.
(4)  Includes non-interest bearing demand accounts.

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


                                                                              Year Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                              1996 v. 1995                               1997 v. 1996
                                                 ----------------------------------------------------------------------------------
                                                           Increase (decrease)                        Increase (decrease)
                                                                 due to                                      due to
                                                 -----------------------------------------------------------------------------------
                                                  Volume          Rate           Net           Volume         Rate            Net
                                                 --------        ------         -----         --------       ------          -----
                                                                                   (In thousands)
Interest income:
    Loans ................................       $  (627)       $  (627)       $(1,254)       $  (698)       $   207        $  (491)
    Mortgage-backed securities ...........          (487)           115           (372)         1,248             --          1,248
    Investments ..........................            38             89            127           (403)             5           (398)
    Other interest-earning assets ........           261           (298)           (37)           (79)            81              2
                                                 -------        -------        -------        -------        -------        -------
       Total interest income .............          (815)          (721)        (1,536)            68            293            361
                                                 -------        -------        -------        -------        -------        -------
Interest expense:
    Passbook and club accounts ..........           (210)            60           (150)          (130)            42            (88)


    NOW and money market accounts ........           100            (97)             3              9            (94)           (85)
    Certificates of deposit ..............           279            310            589            102            (42)            60
    Advances and other borrowings ........          (509)            (8)          (517)           567             27            594
                                                 -------        -------        -------        -------        -------        -------
       Total interest expense ............          (340)           265            (75)           548            (67)           481
                                                 -------        -------        -------        -------        -------        -------
Net change in net interest income ........       $  (475)       $  (986)       $(1,461)       $  (480)       $   360        $  (120)
                                                 =======        =======        =======        =======        =======        =======


                          REGULATION AND SUPERVISION

General

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

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

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank

Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.




         The following table presents the Bank's capital position at December 31, 1997.
---------------------------------------------------------------------------------------------------
                                      (Dollars in thousands)
---------------------------------------------------------------------------------------------------
                Actual Amount   Required Amount   Excess Amount   Actual Percent   Required Percent
---------------------------------------------------------------------------------------------------
Tangible.........     $43,777            $5,627         $38,150           11.67%              1.50%
---------------------------------------------------------------------------------------------------
Core (Leverage)..     $43,777           $11,254         $32,523           11.67%              3.00%
---------------------------------------------------------------------------------------------------
Risk-based.......     $45,633           $14,513         $31,120           25.15%              8.00%
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

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

         Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.02 million on a pre-tax basis and $1.30 million on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points.

Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Bank's assessment rate for fiscal 1997 was 6.4 basis points and the premium paid for this period was $193,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

         Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $6.8 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $3.3 million.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association either must qualify as a "domestic building and loan association" as defined in the Internal Revenue
Code or required to maintain at least 65% of its "portfolio assets" (total assets less: (I) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 89.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (I) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for December 1997 was 6.61%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1997 totaled $90,000.

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

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                          FEDERAL AND STATE TAXATION


Federal Taxation

         General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past eight years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

         Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank incurred an additional tax payment of approximately $150,000 which is being paid beginning in 1996 over a six year period.

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

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         SAIF Recapitalization Assessment. The Funds Act levied a 65.7 basis point fee on every $100 of assessable deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

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

Personnel

         As of December 31, 1997, the Bank had 81 full-time employees and 57 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employers to be good.

Item 2.  Properties.
-------------------

         The Bank conducts its business through nine branch offices and one administrative office. Three offices have drive-up facilities. The Bank has automatic teller machines at eight of its nine branch facilities. The following table sets forth information relating to each of the Bank's offices as of December 31, 1997. The total net book value of the Bank's premises and equipment at December 31, 1997 was $3.5 million.

                                                      Year              Net
                  Location                       Office Opened       Book Value
-------------------------------------------   --------------------  ------------
                                                          (In thousands)
Executive Office
   591 Avenue C
   Bayonne, New Jersey.....................           1985            $  607
Branch Offices
   611 Avenue C
   Bayonne, New Jersey.....................           1984               796
   155 Broadway
   Bayonne, New Jersey.....................           1973               149
   175 Broadway
   Bayonne, New Jersey.....................           1985                -- (1)
   861 Broadway
   Bayonne, New Jersey.....................           1962               180
   987 Broadway
   Bayonne, New Jersey.....................           1977               301
   1475 Bergen Boulevard
   Fort Lee, New Jersey....................           1990                -- (2)
   544 Broadway
   Bayonne, New Jersey.....................           1995                -- (2)
   1930 Route 88
   Brick, New Jersey.......................           1996               405 (2)
   595-597 Avenue C
   Bayonne, New Jersey.....................           (3)                415
                                                                      ------
   Net book value of properties............                            2,853
   Furnishings and equipment...............                              629
                                                                      ------
     Total premises and equipment..........                           $3,482
                                                                      ======
--------------------
(1) The net book value of the property is included in investment in real estate.
(2)  Leased Property.
(3)  To be renovated.

Item 3.  Legal Proceedings.
--------------------------

   The Bank is a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have material effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

   None.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

   Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 1997 Annual Report to Stockholders on page 35 and is incorporated herein by reference.

Item 6.  Selected Financial Data.
--------------------------------

   The selected financial data appears under Selected Consolidated Financial Condition and Other Data of the Corporation in the Registrant's 1997 Annual Report to Stockholders on page 34 and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
      Results of Operations.
      ---------------------

   The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1997 Annual Report to Stockholders on pages 4 through 10 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

   The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 1997 Annual Report to Stockholders on pages 11 through 32 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
      Financial Disclosure.
      --------------------

   Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

   The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 at pages 4 through 16.

Item 11.  Executive Compensation.
--------------------------------

   The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 at pages 8 through 16, excluding the Stock Performance Graph and the Compensation Committee Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 at pages 3 through 7.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 at page 16.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

   (a)  The following documents are filed as a part of this report:

   (1) Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 1997 Annual Report to Stockholders.

                                                                        PAGE
                                                                        ----


Consolidated Statements of Financial Condition as of
         December 31, 1996 and 1997.....................................  11


Consolidated Statements of Income for the Years Ended
         December 31, 1995, 1996 and 1997...............................  12


Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1995, 1996 and 1997...........  13


Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1995, 1996 and 1997......................  14-15


Notes to Consolidated Financial Statements...........................  16-31

Independent Auditors' Report............................................  32




The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

         10.7   Management Recognition and Retention Plan and Trust.*
         10.8   Incentive Stock Option Plan.*
         10.9   Stock Option Plan for Outside Directors.*
         10.10  Outside Directors' Consultation and Retirement Plan.*
         10.11  Board of Directors' Compensation and Trust Agreement.*
         10.12  Standstill Agreement between Pamrapo Bancorp, Inc., and
                Roger T. Conlan dated March 12, 1997.**
         11.0   Computation of earnings per share (filed herewith).
         13.0   Portions of the 1997 Annual Report to Stockholders
                (filed herewith).
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
         23.0   Consent of Auditors (filed herewith).
         27.0   Financial Data Schedule (filed herewith).


----------------
* Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

**   Incorporated herein by reference to the Form 8-K filed on March 25, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PAMRAPO BANCORP, INC.


                                        By: /s/ William J. Campbell
                                            -----------------------------------
                                            William J. Campbell
                                            President

DATED: March 24, 1998
       --------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                    Title                            Date
         ----                    -----                            ----

/s/ William J. Campbell          President, Chief Executive       March 24, 1998
---------------------------                                       --------------
William J. Campbell              Officer and Director


/s/ Gary J. Thomas               Treasurer/Chief Financial        March 24, 1998
---------------------------                                       --------------
Gary J. Thomas                   Officer (Principal Financial
                                 and Accounting Officer)


/s/ Daniel J. Massarelli         Chairman of the Board and        March 24, 1998
---------------------------                                       --------------
Daniel J. Massarelli             Director


/s/ John A. Morecraft            Vice Chairman of the Board       March 24, 1998
---------------------------                                       --------------
John A. Morecraft                and Director


/s/ James J. Kennedy             Director                         March 24, 1998
---------------------------                                       --------------
James J. Kennedy


/s/ Jaime Portela                Director                         March 24, 1998
---------------------------                                       --------------
Dr. Jaime Portela


/s/ Francis J. O'Donnell         Director                         March 24, 1998
---------------------------                                       --------------
Francis J. O'Donnell