Form 10-Q
period 1998-03-31
PAMRAPO BANCORP INC
filed 1998-05-15
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                                -----------------------------------------------

                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________________________

                        Commission File Number  0-18014
                                                -------

                     PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                    22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     Identification Number)

     611 Avenue C, Bayonne, New Jersey                        07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,           201-339-4600
including area code
                                  ----------------------------------------------


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   -------

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 1998.
                                         --------------


          $.01 par value common sock  -  2,842,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
                                                                          ------
  Item 1: Financial Statements

          Consolidated Statements of Financial Condition
          at March 31, 1998 and December 31, 1997 (Unaudited)               1

          Consolidated Statements of Income for the
          Three Months Ended March 31, 1998 and 1997 (Unaudited)            2

          Consolidated Statements of Comprehensive Income for the
          Three Months Ended March 31, 1998 and 1997 (Unaudited)            3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997 (Unaudited)          4 - 5

          Notes to Consolidated Financial Statements                        6

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7 - 12

  Item 3: Quantitative and Qualitative Disclosure About Market Risk      13 - 14

PART II - OTHER INFORMATION                                              15 - 16


SIGNATURES                                                                 17

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)


                                                                    March 31,        December 31,
                                                                 --------------    --------------
ASSETS                                                                1998               1997
------                                                           --------------    --------------
Cash and amounts due from depository institutions                $   9,917,553     $  10,406,794
Interest-bearing deposits in other banks                            10,000,000         2,900,000
                                                                 --------------    --------------

      Total cash and cash equivalents                               19,917,553        13,306,794

Securities available for sale                                       10,641,865        11,849,202
Mortgage-backed securities held to maturity; estimated
 fair value of $123,801,000 (1998) and $127,777,000 (1997)         121,400,590       126,108,914
Loans receivable                                                   215,798,004       211,156,095
Foreclosed real estate                                               1,414,730         1,354,347
Investment in real estate                                              281,617           285,310
Premises and equipment                                               3,627,128         3,482,178
Federal Home Loan Bank stock, at cost                                3,097,200         2,979,400
Interest receivable                                                  2,400,030         2,495,200
Excess of cost over assets acquired                                    272,925           303,250
Other assets                                                         2,592,564         3,393,472
                                                                 --------------    --------------

      Total assets                                               $ 381,444,206     $ 376,714,162
                                                                 ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                      $ 309,105,882     $ 307,472,000
   Advances from Federal Home Loan Bank                             13,583,100        13,583,100
   Other borrowed money                                                268,507           273,623
   Advance payments by borrowers for taxes and insurance             4,464,297         2,837,836
   Other liabilities                                                 5,114,425         4,014,488
                                                                 --------------    --------------

      Total liabilities                                            332,536,211       328,181,047
                                                                 --------------    --------------
Stockholders' equity:
   Preferred stock; authorized 3,000,000 shares;
    issued and outstanding - none
   Common stock; par value $.01; authorized 7,000,000 shares;
    3,450,000 shares issued; 2,842,924 shares outstanding               34,500            34,500
   Paid-in capital in excess of par value                           18,906,768        18,906,768
   Retained earnings - substantially restricted                     43,366,194        43,007,228
   Unrealized gain on securities available for sale, net                26,467            10,553
   Treasury stock, at cost; 607,076 shares                         (13,425,934)      (13,425,934)
                                                                 --------------    --------------

      Total stockholders' equity                                    48,907,995        48,533,115
                                                                 --------------    --------------

      Total liabilities and stockholders' equity                 $ 381,444,206     $ 376,714,162
                                                                 ==============    ==============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    --------------------------------------
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
Interest income:
   Loans                                                $4,741,404    $4,727,918
   Mortgage-backed securities                            2,231,183     1,848,094
   Investments and other interest-earning assets           234,375       361,718
                                                        ----------    ----------

      Total interest income                              7,206,962     6,937,730
                                                        ----------    ----------
Interest expense:
   Deposits                                              2,813,725     2,725,743
   Advances and other borrowed money                       220,114        70,750
                                                        ----------    ----------

      Total interest expense                             3,033,839     2,796,493
                                                        ----------    ----------

Net interest income                                      4,173,123     4,141,237
Provision for loan losses                                   75,000       150,000
                                                        ----------    ----------

Net interest income after provision for loan losses      4,098,123     3,991,237
                                                        ----------    ----------
Non-interest income:
   Fees and service charges                                202,087       185,096
   Gain on sale of mortgage-backed securities                 --         111,583
   Miscellaneous                                           136,546       100,204
                                                        ----------    ----------

      Total non-interest income                            338,633       396,883
                                                        ----------    ----------
Non-interest expenses:
   Salaries and employee benefits                        1,399,473     1,190,070
   Net occupancy expense of premises                       236,868       200,578
   Equipment                                               242,956       203,982
   Advertising                                              32,260        36,637
   Loss on foreclosed real estate                           17,484        43,920
   Federal insurance premium                                47,457        48,860
   Amortization of intangibles                              30,325        30,325
   Miscellaneous                                           609,315       558,927
                                                        ----------    ----------

      Total non-interest expenses                        2,616,138     2,313,299
                                                        ----------    ----------

Income before income taxes                               1,820,618     2,074,821
Income taxes                                               665,633       761,952
                                                        ----------    ----------

Net income                                              $1,154,985    $1,312,869
                                                        ==========    ==========

Basic and diluted earnings per common share             $     0.41    $     0.42
                                                        ==========    ==========

Dividends per common share                              $     0.28    $     0.25
                                                        ==========    ==========
Weighted average number of common shares
 and common stock equivalents outstanding:
   Basic                                                 2,842,924     3,151,908
   Diluted                                               2,842,924     3,155,146
                                                        ==========    ==========

See notes to consolidated financial statements.    -2-

                    PAMRAPO BANCCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                               1998          1997
                                                          -----------    -----------
Net income                                                $ 1,154,985    $ 1,312,869
                                                          -----------    -----------

Other comprehensive income, net of income taxes:
     Unrealized holdings gain (loss) on
       securities available for sale                           15,914        (54,995)
     Less reconciliation adjustment for realized gains           --           (3,477)
                                                          -----------    -----------

     Other comprehensive income                                15,914        (58,472)
                                                          -----------    -----------

Comprehensive income                                      $ 1,170,899    $ 1,254,397
                                                          ===========    ===========

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -----------------------------
                                                                                        1998             1997
                                                                                   ------------     ------------
Cash flows from operating activities:
   Net income                                                                      $  1,154,985     $  1,312,869
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation of premises and equipment
      and investment in real estate                                                     109,124           80,251
     Accretion of deferred fees, premiums and discounts, net                            (47,365)           7,512
     Gain on sale of mortgage-backed securities                                            --           (111,583)
     Provision for loan losses                                                           75,000          150,000
     Provision for losses on foreclosed real estate                                      12,000           45,342
     (Gain) on sales of foreclosed real estate                                           (1,826)         (24,771)
     Decrease (increase) in interest receivable                                          95,170          (10,343)
     Decrease in other assets                                                           792,008          393,246
     Increase in other liabilities                                                    1,099,937        1,501,548
     Amortization of intangibles                                                         30,325           30,325
                                                                                   ------------     ------------

       Net cash provided by operating activities                                      3,319,358        3,374,396
                                                                                   ------------     ------------

Cash flow from investing activities:
   Proceeds from calls and maturities of securities available for sale                1,000,000        2,000,000
   Proceeds from sales on securities available for sale                                    --          3,992,226
   Principal repayments on securities available for sale                                242,139          557,165
   Purchases of securities available for sale                                           (19,504)         (15,909)
   Proceeds from sales of mortgage-backed securities held to maturity                      --          3,640,635
   Principal repayments on
    mortgage-backed securities held to maturity                                       6,715,467        3,210,894
   Purchases of mortgage-backed securities held to maturity                          (2,042,725)     (18,078,028)
   Purchases of loans                                                                  (108,000)            --
   Proceeds from sales of student loans                                                  57,722           59,102
   Net change in loans receivable                                                    (4,835,051)       2,210,212
   Proceeds from sales of foreclosed real estate                                        190,326           93,193
   Additions to premises and
    equipment and investment in real estate                                            (250,381)          (9,499)
   Purchase of Federal Home Loan Bank stock                                            (117,800)            --
                                                                                   ------------     ------------

       Net cash provided by (used in) investing activities                              832,193       (2,340,009)
                                                                                   ------------     ------------

See notes to consolidated financial statements

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                  (Unaudited)


                                                                                               March 31,
                                                                                   -----------------------------
                                                                                         1998             1997
                                                                                   ------------     ------------
Cash flows from financing activities:
   Net increase in deposits                                                        $  1,633,882     $     92,250
   Net increase in advances from Federal Home Loan Bank                                    --          9,000,000
   Net (decrease) in other borrowed money                                                (5,116)          (4,723)
   Net increase in payments by borrowers for taxes and insurance                      1,626,461          342,190
   Purchase of treasury stock                                                              --         (6,976,650)
   Proceeds from sale of treasury stock                                                    --             34,339
   Cash dividends paid                                                                 (796,019)        (794,249)
                                                                                   ------------     ------------

       Net cash provided by financing activities                                      2,459,208        1,693,157
                                                                                   ------------     ------------

Net increase in cash and cash equivalents                                             6,610,759        2,727,544
Cash and cash equivalents - beginning                                                13,306,794       21,142,656
                                                                                   ------------     ------------

Cash and cash equivalents - ending                                                 $ 19,917,553     $ 23,870,200
                                                                                   ============     ============

Supplemental information:
   Transfer of loans receivable to foreclosed real estate                          $    260,883     $    150,644
                                                                                   ============     ============

   Loans to facilitate sales of foreclosed real estate                             $       --       $    314,800
                                                                                   ============     ============

   Change in unrealized gain (loss) on securities available for sale               $     15,914     $    (58,472)
                                                                                   ============     ============

   Cash paid during the period for:
     Income taxes, net of refunds                                                  $       --       $     16,870
                                                                                   ============     ============

     Interest on deposits and borrowings                                           $  3,033,839     $  2,796,493
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

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options if dilutive, using the treasury stock method.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Corporation's assets at March 31, 1998 totalled $381.4 million, which represents an increase of $4.7 million or 1.25% as compared with $376.7 million at December 31, 1997.

Securities available for sale at March 31, 1998 decreased $1.2 million or 10.17% to $10.6 million when compared with $11.8 million at December 31, 1997. The decrease during the three months ended March 31, 1998, resulted primarily from calls of securities available for sale of $1.0 million and repayments on securities available for sale of $242,000.

Mortgage-backed securities held to maturity decreased $4.7 million or 3.73% to $121.4 million at March 31, 1998 when compared to $126.1 million at December 31, 1997. The decrease during three months ended March 31, 1998, resulted from principal repayments of $6.7 million, sufficient to offset purchases of $2.0 million.

Net loans amounted to $215.8 million at March 31, 1998 as compared to $211.2 million at December 31, 1997, which represents an increase of $4.6 million or 2.18%. The increase, during the three months ended March 31, 1998, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate totalled $1.41 million and $1.35 million at March 31, 1998 and December 31, 1997, respectively. During the three months ended March 31, 1998, two foreclosed real estate properties with a combined book value of $188,000 were sold. At March 31, 1998, foreclosed real estate consisted of nineteen properties, seven of which are under contract for sale.

Total deposits at March 31, 1998 totalled $309.1 million as compared with $307.5 million at December 31, 1997.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $13.6 million at March 31, 1998 and December 31, 1997.

Stockholders' equity totalled $48.9 million and $48.5 million at March 31, 1998 and December 31, 1997, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

Net income decreased $158,000 or 12.03% to $1.155 million for the three months ended March 31, 1998 compared with $1.313 million for the same 1997 period. The decrease in net income during the 1998 period resulted from a decrease in non-interest income, along with increases in total interest expense and non-interest expenses, which were partially offset by an increase in total interest income and decreases in provision for loan losses and income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997 (Cont'd.)

Interest income on loans increased nominally by $13,000 during the three months ended March 31, 1998 when compared with the same 1997 period. The increase during the 1998 period resulted from an increase of $7.3 million in the average balance of loans outstanding sufficient to offset a twenty-eight basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $383,000 or 20.73% to $2.2 million during the three months ended March 31, 1998 when compared with $1.8 million for the same 1997 period. The increase during the 1998 period resulted primarily from an increase of twenty-one basis points in the yield earned on the mortgage-backed securities along with an increase of $19.1 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets decreased by $128,000 or 35.36% to $234,000 during the three months ended March 31, 1998, when compared to $362,000 during the same 1997 period primarily due to a decrease of $10.0 million in the average balance of such assets outstanding sufficient to offset a forty-six basis point increase in the yield earned on such portfolio.

Interest expense on deposits increased $88,000 or 3.23% to $2.8 million during the three months ended March 31, 1998 when compared to $2.7 million during the same 1997 period. Such increase was primarily attributable to increases of $2.3 million in the average balance of interest-bearing deposits and ten basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $149,000 or 209.86% to $220,000 during the three months ended March 31, 1998 when compared with $71,000 during the same 1997 period, primarily due to an increase of $9.7 million in the average balance of advances outstanding from the FHLB sufficient to offset an eighty-six basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $32,000 or .77% during the three months ended March 31, 1998 when compared with the same 1997 period. Such increase was due to an increase in total interest income of $269,000, sufficient to offset an increase in total interest expense of $237,000. The Bank's net interest rate spread decreased from 4.28% in 1997 to 4.06% in 1998. The decrease in the interest rate spread resulted from a decrease of six basis points in the yield earned on interest-earning assets along with a sixteen basis point increase in the cost of interest-bearing liabilities.

During the three months ended March 31, 1998 and 1997, the Bank provided $75,000 and $150,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 1998, December 31, 1997 and March 31, 1997, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $6.0 million or 1.57% of total assets, $6.9 million or 1.83% of total assets and $11.5 million or 3.13% of total assets, respectively. At March 31, 1998, $900,000 of non-performing loans were accruing interest and $5.1 million were on non-accrual status. During the three months ended March 31, 1998 and 1997, the Bank transferred $261,000 and $151,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 1998 and 1997, the Bank charged off loans aggregating $133,000 and $186,000, respectively. The allowance for loan losses amounted to $2.4 million at March 31, 1998, representing 1.10% of total loans and 40.4% of loans delinquent ninety days or more and $2.5 million at December 31, 1997, representing 1.15% of total loans and 35.6% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997 (Cont'd.)

Non-interest income decreased $58,000 or 14.61% to $339,000 during the three months ended March 31, 1998 from $397,000 during the same 1997 period. The decrease resulted from decreases in gain on sales of mortgage-backed securities of $112,000 sufficient to offset increases in fees and service charges and miscellaneous income of $17,000 and $37,000, respectively.

Non-interest expenses increased by $303,000 or 13.10% to $2.6 million during the three months ended March 31, 1998 when compared with $2.3 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment, and miscellaneous expenses increased $209,000, $36,000, $39,000 and $50,000, respectively, which was sufficient to offset decreases in advertising, loss on foreclosed real estate and federal insurance premium of $4,000, $26,000 and $1,000, respectively, during the 1998 period when compared with the same 1997 period. The increase in salaries and employee benefits resulted from, in addition to normal increases, the costs associated with the opening of two new branch offices in Brick, New Jersey.

Income taxes totalled $666,000 and $762,000 during the three months ended March 31, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 7.48% during the month of March 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at March 31, 1998 amounted to $10.0 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources (Cont'd.)

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    -----------       ----------
                                                           (In Thousands)

Cash and cash equivalents - beginning                 $ 13,307         $ 21,143
                                                      --------         --------
Operating activities:
     Net income                                          1,155            1,313
     Adjustments to reconcile net income to
      net cash provided by operating activities          2,164            2,061
                                                      --------         --------

Net cash provided by operating activities                3,319            3,374

Net cash provided by (used in) investing activities        832           (2,340)

Net cash provided by financing activities                2,460            1,693
                                                      --------         --------

Net increase in cash and cash equivalents                6,611            2,727
                                                      --------         --------

Cash and cash equivalents - ending                    $ 19,918         $ 23,870
                                                      ========         ========


Cash was generated by operating activities during the three months ended March 31, 1998. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 1998 and 1997 amounted to $796,000 and $794,000, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $215.8 million and $211.2 million at March 31, 1998 and December 31, 1997, respectively. Securities available for sale totalled $10.6 million and $11.8 million at March 31, 1998 and December 31, 1997, respectively. Mortgage-backed securities held to maturity totalled $121.4 million and $126.1 million at March 31, 1998 and December 31, 1997, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 1998, advances from the FHLB amounted to $13.6 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 1998, the Bank has outstanding commitments to originate mortgage loans of $16.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totalled $118.2 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank's capital position at March 31, 1998, as compared to the minimum regulatory capital requirements:

                                   Amount         Percent of adjusted assets
                               -------------      --------------------------
                               (In millions)

Tangible Capital:
  Requirement                     $ 5,698                     1.50 %
  Actual                           44,993                    11.85
                                  -------                  -------

  Excess                          $39,295                    10.35 %
                                  =======                  =======

Core Capital:
  Requirement                     $15,193                     4.00 %
  Actual                           44,993                    11.85
                                  -------                  -------

  Excess                          $29,800                     7.85 %
                                  =======                  =======

Risk-based Capital:
  Requirement                     $14,806                     8.00 %
  Actual                           46,785                    25.28
                                  -------                  -------

  Excess                          $31,979                    17.28 %
                                  =======                  =======

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Thrift Rechartering Legislation

The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Bank, whose deposits are insured by Savings Associations Insurance Fund ("SAIF"), is unable to predict whether such legislation will be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund ("BIF") or SAIF funds will eventually merge.

Supervisory Examination

The Bank's financial statements are periodically examined by the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance, as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, or engage in similar normal business activities.

Based on a recent assessment, the Bank has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Bank presently believes that with modifications to existing software and conversion to new software, the year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue may have a material impact on the operations of the Bank.

The Bank has initiated formal communications with all or its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Bank expects to complete the Year 2000 project no later than December 31, 1998. The Bank is in the process of determining the costs and time associated with the Year 2000 project. The Bank does not expect that the total cost of the Year 2000 project will have a material adverse impact on the financial condition or operations of the Bank. To date, the Bank has not incurred or expensed any material amount related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK



Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank's interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio is concentrated in U.S. Treasury and federal government agency securities providing high asset quality to the overall balance sheet mix. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 1997, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK




                                                               NPV as
                                                        Percent of Portfolio
Change in                 Net Portfolio Value              Value of Assets
Interest Rates   ----------------------------------   -------------------------
In Basis Points                 Dollar     Percent      NPV           Change
(Rate Shock)       Amount       Change      Change      Ratio      Basis Points
---------------  ---------   -----------   --------    -------     ------------
                            (Dollars in Thousands)

      400        $  31,769   $  (30,647)       (49)      8.84%         (701)
      300           39,667      (22,750)       (36)     10.77          (508)
      200           47,808      (14,608)       (23)     12.67          (318)
      100           55,746       (6,671)       (11)     14.43          (141)
    Static          62,416            -          -      15.85            -
     -100           67,449        5,033          8      16.87           102
     -200           70,909        8,492         14      17.53           168
     -300           74,440       12,024         19      18.19           234
     -400           79,955       17,539         28      19.21           337

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

                             PAMRAPO BANCORP, INC.

                                      PART II

ITEM 1. Legal Proceedings
        -----------------

      Neither the Corporation nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Corporation and the Bank.

ITEM 2. Changes in Securities
        ---------------------

      Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      The Annual Stockholders' Meeting was held on April 29, 1998. The following matters were submitted to the stockholders:

             1.   Election of two directors:

                   A. Directors elected at the meeting for terms to expire in 2001.

                                                          Number of Shares
                                                     -------------------------
                                                        For           Withheld
                                                     ---------        --------

                         Dr. Jamie Portela           2,558,265         33,989
                         Mr. James Kennedy           2,580,018         12,236

                       The following directors' terms of office as a director continued after the meeting:

                        (i)   Mr. William J. Campbell
                        (ii)  Mr. John A. Morecraft
                        (iii) Mr. Daniel J. Masarelli
                        (iv)  Mr. Francis J. O'Donnell

                             PAMRAPO BANCORP, INC.

                               PART II (Cont'd.)

ITEM 4. Submission of Matters to a Vote of Security Holders (Cont'd.)
        ---------------------------------------------------

                                                                  Number of Shares
                                                         -----------------------------------
                                                            For        Against     Abstained
                                                         ---------     -------     ---------
              2.  The ratification of Radics & Co., LLC
                  as independent auditors of the
                  Corporation for the Fiscal year
                  ending December 31, 1998.              2,580,228      9,426        26,000

ITEM 5. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) The following Exhibits are filed as part of this report.

             3.1  Certificate of Incorporation of Pamrapo Bancorp, Inc.(*)
             3.2  By-Laws of Pamrapo Bancorp, Inc.(*)
             11.0 Computation of earnings per share (filed herewith).
             27.0 Financial data schedule (filed herewith).

                   (*) Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration Number 33-30370.

      (b) Reports on Form 8-K

             NONE

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PAMRAPO BANCORP, INC.

Date: 5/15/98                      By /s/William J. Campbell
                                      -------------------------------------
                                      William J. Campbell
                                      President and Chief Executive Officer


Date: 5/15/98                      By: /s/Gary J. Thomas
                                       ------------------------------------
                                       Gary J. Thomas
                                       Vice President, Chief Financial Officer