Form 10-Q
period 1998-06-30
PAMRAPO BANCORP INC
filed 1998-08-14
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from   ___________ to ________________________________

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
      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 1998.
                                         -------------

          $.01 par value common stock - 2,842,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX

                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
                                                                      ----------
         Consolidated Statements of Financial Condition
          at June 30, 1998 and December 31, 1997 (Unaudited)               1

         Consolidated Statements of Income for the
           Three Months and Six Months Ended
            June 30, 1998 and 1997 (Unaudited)                             2

         Consolidated Statements of Comprehensive Income
          for the Three Months and Six Months Ended
          June 30, 1998 and 1997 (Unaudited)                               3

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1997 (Unaudited)           4 - 5

         Notes to Consolidated Financial Statements                        6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7 - 14

Item 3:   Quantitative and Qualitative Disclosure About Market Risk     15 - 16

PART II - OTHER INFORMATION                                               17

SIGNATURES                                                                18

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)


                                                                        June 30,            December 31,
ASSETS                                                                   1998                   1997
------                                                               -------------         -------------
Cash and amounts due from depository institutions                    $  24,788,359         $  10,406,794
Interest-bearing deposits in other banks                                 6,000,000             2,900,000
                                                                     -------------         -------------

      Total cash and cash equivalents                                   30,788,359            13,306,794

Securities available for sale                                           10,378,035            11,849,202
Mortgage-backed securities held to maturity; estimated
fair value of $117,324,000 (1998) and $127,777,000 (1997)              115,665,448           126,108,914
Loans receivable                                                       223,404,465           211,156,095
Foreclosed real estate                                                   1,388,430             1,354,347
Investment in real estate                                                  277,924               285,310
Premises and equipment                                                   3,935,379             3,482,178
Federal Home Loan Bank stock, at cost                                    3,097,200             2,979,400
Interest receivable                                                      2,305,579             2,495,200
Excess of cost over assets acquired                                        242,600               303,250
Other assets                                                             2,787,284             3,393,472
                                                                     -------------         -------------

      Total assets                                                   $ 394,270,703         $ 376,714,162
                                                                     =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                          $ 322,079,961         $ 307,472,000
   Advances from Federal Home Loan Bank                                 13,583,100            13,583,100
   Other borrowed money                                                    263,289               273,623
   Advance payments by borrowers for taxes and insurance                 2,974,277             2,837,836
   Other liabilities                                                     6,194,808             4,014,488
                                                                     -------------         -------------

      Total liabilities                                                345,095,435           328,181,047
                                                                     -------------         -------------
Stockholders' equity:
   Preferred stock; authorized 3,000,000 shares;
    issued and outstanding - none
   Common stock; par value $.01; authorized 7,000,000 shares;
    3,450,000 shares issued; 2,842,924 shares outstanding                   34,500                34,500
   Paid-in capital in excess of par value                               18,906,768            18,906,768
   Retained earnings - substantially restricted                         43,609,715            43,007,228
   Unrealized gain on securities available for sale, net                    50,219                10,553
   Treasury stock, at cost; 607,076 shares                             (13,425,934)          (13,425,934)
                                                                     -------------         -------------

      Total stockholders' equity                                        49,175,268            48,533,115
                                                                     -------------         -------------

      Total liabilities and stockholders' equity                     $ 394,270,703         $ 376,714,162
                                                                     =============         =============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                  Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                             --------------------------------------------------------------------
                                                                 1998               1997               1998               1997
                                                             -----------        -----------        -----------        -----------
Interest income:
   Loans                                                     $ 4,754,454        $ 4,620,845        $ 9,495,858        $ 9,348,763
   Mortgage-backed securities                                  2,089,683          2,213,142          4,320,866          4,061,236
   Investments and other interest-earning assets                 260,962            300,371            495,337            662,089
                                                             -----------        -----------        -----------        -----------

       Total interest income                                   7,105,099          7,134,358         14,312,061         14,072,088
                                                             -----------        -----------        -----------        -----------
Interest expense:
   Deposits                                                    2,815,053          2,745,259          5,628,778          5,471,002
   Advances and other borrowed money                             222,313            230,848            442,427            301,598
                                                             -----------        -----------        -----------        -----------

       Total interest expense                                  3,037,366          2,976,107          6,071,205          5,772,600
                                                             -----------        -----------        -----------        -----------

Net interest income                                            4,067,733          4,158,251          8,240,856          8,299,488
Provision for loan losses                                         75,000            150,000            150,000            300,000
                                                             -----------        -----------        -----------        -----------

Net interest income after provision for loan losses            3,992,733          4,008,251          8,090,856          7,999,488
                                                             -----------        -----------        -----------        -----------
Non-interest income:
   Fees and service charges                                      215,497            212,312            417,584            397,408
   Gain on sale of mortgage-backed securities                       --                 --                 --              111,583
   Miscellaneous                                                  87,972             72,072            224,518            172,276
                                                             -----------        -----------        -----------        -----------

       Total non-interest income                                 303,469            284,384            642,102            681,267
                                                             -----------        -----------        -----------        -----------
Non-interest expenses:
   Salaries and employee benefits                              1,369,977          1,182,317          2,769,450          2,372,387
   Net occupancy expense of premises                             269,067            192,020            505,935            392,598
   Equipment                                                     255,820            208,105            498,776            412,087
   Advertising                                                    37,078             12,729             69,338             49,366
   Loss on foreclosed real estate                                 50,081             43,941             67,565             87,861
   Federal insurance premium                                      52,736             49,230            100,193             98,090
   Amortization of intangibles                                    30,325             30,325             60,650             60,650
   Miscellaneous                                                 606,202            561,920          1,215,517          1,120,847
                                                             -----------        -----------        -----------        -----------
       Total non-interest expenses                             2,671,286          2,280,587          5,287,424          4,593,886
                                                             -----------        -----------        -----------        -----------

Income before income taxes                                     1,624,916          2,012,048          3,445,534          4,086,869
Income taxes                                                     585,377            751,578          1,251,010          1,513,530
                                                             -----------        -----------        -----------        -----------

Net income                                                   $ 1,039,539        $ 1,260,470        $ 2,194,524        $ 2,573,339
                                                             ===========        ===========        ===========        ===========

Basic and diluted earnings per common share                        $0.36              $0.44              $0.77              $0.86
                                                                   =====              =====              =====              =====
Dividends per common share                                         $0.28              $0.25              $0.56              $0.50
                                                                   =====              =====              =====              =====
Weighted average number of common shares outstanding:
   Basis                                                       2,842,924          2,843,913          2,842,924          2,997,911
   Diluted                                                     2,842,924          2,843,913          2,842,924          2,999,530
                                                             ===========        ===========        ===========        ===========

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                             --------------------------------------------------------------------
                                                                 1998               1997               1998               1997
                                                             -----------        -----------        -----------        -----------
Net income                                                   $ 1,039,539        $ 1,260,470        $ 2,194,524        $ 2,573,339
                                                             -----------        -----------        -----------        -----------
Other comprehensive income, net of income taxes:
   Unrealized holding gain on securities available for sale       23,752             70,691             39,666             15,696
   Less reconciliation adjustment for realized gains                  --                 --                 --             (3,477)
                                                             -----------        -----------        -----------        -----------

Other comprehensive income                                        23,752             70,691             39,666             12,219
                                                             -----------        -----------        -----------        -----------

Comprehensive income                                         $ 1,063,291        $ 1,331,161        $ 2,234,190        $ 2,585,558
                                                             ===========        ===========        ===========        ===========



See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 ---------------------------------
                                                                                      1998                 1997
                                                                                 ------------         ------------
Cash flows from operating activities:
   Net income                                                                    $  2,194,524         $  2,573,339
   Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation of premises and equipment and investment in real estate             228,249              161,794
     Accretion of deferred fees, premiums and discounts, net                          (98,838)             (71,610)
     Gain on sale of mortgage-backed securities                                          --               (111,583)
     Provision for loan losses                                                        150,000              300,000
     Provision for losses on foreclosed real estate                                    22,000               76,747
     (Gain) on sales of foreclosed real estate                                        (18,185)             (28,238)
     Decrease (increase) in interest receivable                                       189,621              (22,009)
     Decrease in other assets                                                         583,788              816,125
     Increase in other liabilities                                                  2,180,320            1,171,764
     Amortization of intangibles                                                       60,650               60,650
                                                                                 ------------         ------------

         Net cash provided by operating activities                                  5,492,129            4,926,979
                                                                                 ------------         ------------
Cash flow from investing activities:
     Proceeds from calls and maturities of securities available for sale            1,000,000            2,000,000
     Proceeds from sales on securities available for sale                                --              3,992,226
     Principal repayments on securities available for sale                            542,803              940,810
     Purchases of securities available for sale                                       (35,509)             (32,147)
     Proceeds from sales on mortgage-backed securities held to maturity                  --              3,640,635
     Principal repayments on mortgage-backed securities held to maturity           15,402,224            6,516,232
     Purchases of mortgage-backed securities held to maturity                      (5,033,763)         (39,151,759)
     Purchases of loans                                                              (108,000)            (332,550)
     Proceeds from sales of student loans                                              82,612              133,713
     Net change in loans receivable                                               (12,512,448)           3,293,359
     Proceeds from sales of foreclosed real estate                                    301,350              294,691
     Additions to premises and equipment                                             (674,064)             (75,579)
     Purchase of Federal Home Loan Bank stock                                        (117,800)                --
                                                                                 ------------         ------------

        Net cash (used in) investing activities                                    (1,152,595)         (18,780,369)
                                                                                 ------------         ------------
Cash flows from financing activities:
     Net increase in deposits                                                      14,607,961            1,564,766
     Net increase in advances from Federal Home Loan Bank                                --             10,000,000
     Net (decrease) increase in other borrowed money                                  (10,334)             740,458
     Net increase in payments by borrowers for taxes and insurance                    136,441              853,616
     Purchase of treasury stock                                                          --             (7,369,153)
     Proceeds from sale of treasury stock                                                --                 34,339
     Cash dividends paid                                                           (1,592,037)          (1,504,979)
                                                                                 ------------         ------------

       Net cash provided by financing activities                                   13,142,031            4,319,047
                                                                                 ------------         ------------

Net increase (decrease) in cash and cash equivalents                               17,481,565           (9,534,343)
Cash and cash equivalents - beginning                                              13,306,794           21,142,656
                                                                                 ------------         ------------

Cash and cash equivalents - ending                                               $ 30,788,359         $ 11,608,313
                                                                                 ============         ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                               1998              1997
                                                                            ----------        ----------
Supplemental information:
   Transfer of loans receivable to foreclosed real estate                   $  465,248        $  449,371
                                                                            ==========        ==========

   Loans to facilitate sales of foreclosed real estate                      $  126,000        $  623,300
                                                                            ==========        ==========

   Change in unrealized gain (loss) on securities available for sale        $   39,666        $   12,219
                                                                            ==========        ==========

   Cash paid during the period for:
    Income taxes, net of refunds                                            $1,134,309        $  534,382
                                                                            ==========        ==========

   Interest on deposits and borrowings                                      $6,071,205        $5,772,600
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


2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.  NET INCOME PER COMMON SHARE
-------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


Changes in Financial Condition

The Corporation's assets at June 30, 1998 totalled $394.3 million, which represents an increase of $17.6 million or 4.67% as compared with $376.7 million at December 31, 1997.

Cash and cash equivalents increased $17.2 million to $30.8 million at June 30, 1998 from $13.3 million at December 31, 1997, resulting from the proceeds of a temporary deposit inflow of $12.0 million on June 30, 1998. Securities available for sale at June 30, 1998 decreased $1.4 million or 11.86% to $10.4 million when compared with $11.8. million at December 31, 1997. The decrease during the six months ended June 30, 1998, resulted primarily from calls of securities available for sale of $1.0 million and repayments on securities available for sale of $543,000, sufficient to offset the purchases of securities available for sale of $36,000.

Mortgage-backed securities held to maturity decreased $10.4 million or 8.25% to $115.7 million at June 30, 1998 when compared to $126.1 million at December 31, 1997. The decrease during the six months ended June 30, 1998, resulted from principal repayments of $15.4 million sufficient to offset purchases of $5.0 million.

Net loans amounted to $223.4 million at June 30, 1998 as compared to $211.2 million at December 31, 1997, which represents an increase of $12.2 million or 5.78%. The increase, during the six months ended June 30, 1998, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate totalled $1.388 million and $1.354 million at June 30, 1998 and December 31, 1997, respectively. During the six months ended June 30, 1998, five foreclosed real estate properties with a combined book value of $414,000 were sold. At June 30, 1998, foreclosed real estate consisted of eighteen properties, eight of which are under contract for sale.

Total deposits at June 30, 1998 totalled $322.1 million as compared with $307.5 million at December 31, 1997.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $13.6 million at June 30, 1998 and December 31, 1997.

Stockholders' equity totalled $49.2. million and $48.5 million at June 30, 1998 and December 31, 1997, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

Net income decreased $220,000 or 17.46% to $1.04 million for the three months ended June 30, 1998 compared with $1.26 million for the same 1997 period. The decrease in net income during the 1998 period resulted from a decrease in interest income along with increases in total interest expense and non-interest expenses, which were partially offset by an increase in non-interest income and decreases in provision for loan losses and income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997 (Cont'd.)

Interest income on loans increased by $133,000 or 2.88% to $4.754 million during the three months ended June 30, 1998 when compared with $4.621 million during the same 1997 period. The increase during the 1998 period resulted from an increase of $14.5 million in the average balance of loans outstanding sufficient to offset a thirty-five basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $123,000 or 5.56% to $2.1 million during the three months ended June 30, 1998 when compared with $2.2 million for the same 1997 period. The decrease during the 1998 period resulted primarily from a decrease of twenty-three basis points in the yield earned on the mortgage-backed securities outstanding along with a decrease of $3.0 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets decreased by $39,000 or 13.00% to $261,000 during the three months ended June 30, 1998, when compared to $300,000 during the same 1997 period primarily due to a decrease of $1.8 million in the average balance of such assets outstanding along with a twenty-three basis point decrease in the yield earned on such portfolio.

Interest expense on deposits increased $70,000 or 2.55% to $2.8 million during the three months ended June 30, 1998 when compared to $2.7 million during the same 1997 period. Such increase was primarily attributable to an increase of $14.1 million in the average balance of interest-bearing deposits sufficient to offset a nine basis point decrease in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $9,000 or 3.90% to $222,000 during the three months ended June 30, 1998 when compared with $231,000 during the same 1997 period, primarily due to a forty-two basis point decrease in the cost of advances and other borrowed money sufficient to offset an increase of $322,000 in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $90,000 or 2.16% during the three months ended June 30, 1998 when compared with the same 1997 period. Such decrease was due to a decrease in total interest income of $29,000, along with an increase in total interest expense of $61,000. The Bank's net interest rate spread decreased from 4.10% in 1997 to 3.96% in 1998. The decrease in the interest rate spread resulted from a decrease of twenty-five basis points in the yield earned on interest-earning assets which more than offset an eleven basis point decrease in the cost of interest-bearing liabilities.

During the three months ended June 30, 1998 and 1997, the Bank provided $75,000 and $150,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1998, December 31, 1997 and June 30, 1997, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $5.2 million or 1.31% of total assets, $6.9 million or 1.83% of total assets and $8.8 million or 2.37% of total assets, respectively. At June 30, 1998, $700,000 of non-performing loans were accruing interest and $4.5 million were on nonaccrual status. During the three months ended June 30, 1998 and 1997, the Bank transferred $204,000 and $299,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 1998 and 1997, the Bank charged off loans aggregating $177,000 and $249,000, respectively. The allowance for loan losses amounted to $2.3 million at June 30, 1998, representing 1.03% of total loans and 45.13% of loans delinquent ninety days or more and $2.5 million at December 31, 1997, representing 1.15% of total loans and 35.64% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997 (Cont'd.)

Non-interest income increased $19,000 or 6.69% to $303,000 during the three months ended June 30, 1998 from $284,000 during the same 1997 period. The increase during the 1998 period resulted from increases in fees and service charges and miscellaneous income of $3,000 and $16,000, respectively.

Non-interest expenses increased by $390,000 or 17.10% to $2.7 million during the three months ended June 30, 1998 when compared with $2.3 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, loss on foreclosed real estate, federal insurance premium and miscellaneous expenses increased $188,000, $77,000, $48,000, $24,000, $6,000,
$4,000 and $44,000, respectively, during the 1998 period when compared with the same 1997 period. The 1998 non-interest expenses include operating costs of the two Brick, New Jersey offices opened after June 30, 1997..

Income taxes totalled $585,000 and $752,000 during the three months ended June 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

Net income decreased $378,000 or 14.69% to $2.2 million for the six months ended June 30, 1998 compared with $2.6 million for the same 1997 period. The decrease in net income during the 1998 period resulted from a decrease in non-interest income, along with increases in total interest expense and non-interest expenses, which were partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased $147,000 or 1.57% to $9.5 million during the six months ended June 30, 1998 when compared with $9.3 million during the same 1997 period. The increase during the 1998 period resulted from an increase of $10.9. million in the average balance of loans outstanding sufficient to offset a thirty-two basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $260,000 or 6.40% to $4.3 million during the six months ended June 30, 1998 when compared with $4.1 million for the same 1997 period. The increase during the 1998 period resulted from an increase of $8.0 million in the average balance of such portfolio outstanding sufficient to offset a decrease of two basis points in the yield earned on the mortgage-backed securities outstanding. Interest earned on investments and other interest-earning assets decreased by $167,000 or 25.23% to $495,000 during the six months ended June 30, 1998, when compared to $662,000 during the same 1997 period primarily due to a decrease of $5.9 million in the average balance of such assets outstanding sufficient to offset an increase of twenty basis points in the yield earned on such portfolio.

Interest expense on deposits increased $158,000 or 2.89% to $5.6 million during the six months ended June 30, 1998 when compared to $5.5 million during the same 1997 period. Such increase was primarily attributable to an increase of $8.1 million in the average balance of interest-bearing deposits. The cost of interest-bearing deposits was unchanged. Interest expense on advances and other borrowed money increased by $140,000 or 46.36% to $442,000 during the six months ended June 30, 1998 when compared with $302,000 during the same 1997 period, primarily due to an increase of $5.2 million in the average balance of advances and other borrowed money outstanding sufficient to offset a sixty-six basis point decrease in the cost of advances and other borrowed money.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997 (Cont'd.)

Net interest income decreased $58,000 or .70% during the six months ended June 30, 1998 when compared with the same 1997 period. Such decrease was due to an increase in total interest expense of $298,000, sufficient to offset an increase in total interest income of $240,000. The Bank's net interest rate spread decreased from 4.19% in 1997 to 4.01% in 1998. The decrease in the interest rate spread resulted from a decrease of sixteen basis points in the yield earned on interest-earning assets along with a three basis point increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 1998 and 1997, the Bank provided $150,000 and $300,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1998, December 31, 1997 and June 30, 1997, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $5.2 million or 1.31% of total assets, $6.9 million or 1.83% of total assets and $8.8 million or 2.37% of total assets, respectively. At June 30, 1998, $700,000 of non-performing loans were accruing interest and $4.5 million were on non-accrual status. During the six months ended June 30, 1998 and 1997, the Bank transferred $465,000 and $449,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the six months ended June 30, 1998 and 1997, the Bank charged off loans aggregating $310,000 and $434,000, respectively. The allowance for loan losses amounted to $2.3 million at June 30, 1998, representing 1.03% of total loans and 45.13% of loans delinquent ninety days or more and $2.5 million at December 31, 1997, representing 1.15% of total loans and 35.64% of loans delinquent ninety days or more.

Non-interest income decreased $39,000 or 5.73% to $642,000 during the six months ended June 30, 1998 from $681,000 during the same 1997 period. The decrease resulted from a decrease in gain on sale of mortgage-backed securities of $112,000 sufficient to offset increases in fees and service charges and miscellaneous income of $20,000 and $53,000, respectively.

Non-interest expenses increased by $693,000 or 15.08% to $5.3 million during the six months ended June 30, 1998 when compared with $4.6 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, federal insurance premium and miscellaneous expenses increased $397,000, $113,000, $87,000, $20,000, $2,000 and $95,000, respectively, sufficient to offset a decrease of $20,000 in loss on foreclosed real estate, during the 1998 period when compared with the same 1997 period.

Income taxes totalled $1.3 million and $1.5 million during the six months ended June 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 7.68% during the month of June 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at June 30, 1998 amounted to $6.0 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998           1997
                                                       -----------    ----------
                                                             (In Thousands)

Cash and cash equivalents - beginning                    $ 13,307     $ 21,143
                                                         --------     --------
Operating activities:
   Net income                                               2,195        2,573
   Adjustments to reconcile net income to
   net cash provided by operating activities                3,297        2,354
                                                         --------     --------
Net cash provided by operating activities                   5,492        4,927

Net cash (used in) investing activities                    (1,153)     (18,781)

Net cash provided by financing activities                  13,142        4,319
                                                         --------     --------
Net increase (decrease) in cash and cash equivalents       17,481       (9,535)
                                                         --------     --------
Cash and cash equivalents - ending                       $ 30,788     $ 11,608
                                                         ========     ========

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Liquidity and Capital Resources (Cont'd.)

Cash was generated by operating activities during the six months ended June 30, 1998. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 1998 and 1997 amounted to $1.6 million and $1.5 million, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $223.4 million and $211.2 million at June 30, 1998 and December 31, 1997, respectively. Securities available for sale totalled $10.4 million and $11.8 million at June 30, 1998 and December 31, 1997, respectively. Mortgage-backed securities held to maturity totalled $115.7 million and $126.1 million at June 30, 1998 and December 31, 1997, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At June 30, 1998, advances from the FHLB amounted to $13.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1998, the Bank has outstanding commitments to originate mortgage loans of $10.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998, totalled $116.9 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources (Cont'd.)

The following table sets forth the Bank's capital position at June 30, 1998, as compared to the minimum regulatory capital requirements:

                                           Amount    Percent of adjusted assets
                                         ----------  --------------------------
                                       (In millions)

               Tangible Capital:
                  Requirement             $ 5,890                1.50%
                  Actual                   46,099               11.74
                                          -------             -------
                  Excess                  $40,209               10.24%
                                          =======             =======
               Core Capital:
                  Requirement             $15,706                4.00%
                  Actual                   46,099               11.74
                                          -------             -------
                  Excess                  $30,393                7.74%
                                          =======             =======
               Risk-based Capital:
                  Requirement             $15,197                8.00
                  Actual                   47,875               25.20%
                                          -------             -------
                  Excess                  $32,678               17.20%
                                          =======             =======

Thrift Rechartering Legislation

The proposed legislation regarding elimination of the thrift charter and related issues remains pending before Congress. The Bank, whose deposits are insured by Savings Associations Insurance Fund ("SAIF"), is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund ("BIF") or SAIF funds will eventually merge.

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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 1998, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                                NPV as
                                                         Percent of Portfolio
  Change in        Net Portfolio Value                      Value of Assets
Interest Rates    ---------------------                  ---------------------
In Basis Points                  Dollar      Percent      NPV        Change
(Rate Shock)      Amount         Change      Change      Ratio    Basis Points
---------------   ------         ------      -------     -----    ------------
                    (Dollars in Thousands)
   400        $ 33,949        ($30,562)        (47)       9.29%      (687)
   300          41,823         (22,689)        (35)      11.18       (498)
   200          49,932         (14,580)        (23)      13.04       (312)
   100          57,870          (6,642)        (10)      14.77       (139)
Static          64,512            --            --       16.16         --
  -100          69,719           5,207           8       17.20        104
  -200          72,954           8,443          13       17.80        165
  -300          76,301          11,789          18       18.42        226
  -400          81,759          17,247          27       19.42        326

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

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      This information was reported in the Corporation's Form 10-Q for the quarter ended March 31, 1998.

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

                             PAMRAPO BANCORP, INC.

Date: August 12, 1998        By: /s/ William J. Campbell
     -------------------        --------------------------------------
                                 William J. Campbell
                                 President and Chief Executive Officer

Date: August 12, 1998        By: /s/ Gary J. Thomas
     -------------------        --------------------------------------
                                 Gary J. Thomas
                                 Vice President, Chief Financial Officer

                                                                    Exhibit 11.0


                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                 -----------------------------------------------

                                                             Three             Six
                                                          Months Ended     Months Ended
                                                          June 30, 1998    June 30, 1998
                                                          -------------    -------------
Net income                                                  $1,039,539      $2,194,524
                                                            ==========      ==========

Weighted average - basic and diluted shares outstanding      2,842,942       2,842,924
                                                            ==========      ==========

Basic and diluted earnings per share                        $     0.36      $     0.77
                                                            ==========      ==========