Form 10-Q
period 1998-09-30
PAMRAPO BANCORP INC
filed 1998-11-13
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          -----------------------------

                                   FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1998
                               -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------   ------------------------------------

                        Commission File Number  0-18014
                                                -------

                     PAMRAPO BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                                        22-2984813
--------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

    611 Avenue C, Bayonne, New Jersey                              07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,       201-339-4600
including area code
                                   ---------------------------------------------




      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ----       ---


      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 1998.
                                         ----------------

         $.01 par value common stock  -  2,842,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                     INDEX



                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                   Number
                                                                                            --------------

           Consolidated Statements of Financial Condition
           at September 30, 1998 and December 31, 1997 (Unaudited)                                  1

           Consolidated Statements of Income for the
            Three Months and Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                                                 2

           Consolidated Statements of Comprehensive Income
            for the Three Months and Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                                                 3

           Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997 (Unaudited)                             4 - 5

           Notes to Consolidated Financial Statements                                               6

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                          7 - 14

Item 3:    Quantitative and Qualitative Disclosure About Market Risk                             15 - 16

PART II - OTHER INFORMATION                                                                         17

SIGNATURES                                                                                          18

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                  (Unaudited)



                                                              September 30,     December 31,
ASSETS                                                             1998             1997
                                                              -------------    ------------
Cash and amounts due from depository institutions             $ 10,895,777     $ 10,406,794
Interest-bearing deposits in other banks                        10,800,000        2,900,000
                                                              ------------     ------------
    Total cash and cash equivalents                             21,695,777       13,306,794

Securities available for sale                                    9,994,677       11,849,202
Mortgage-backed securities held to maturity; estimated
 fair value of $125,799,000 (1998) and $127,777,000 (1997)     123,677,107      126,108,914
Loans receivable                                               227,902,683      211,156,095
Foreclosed real estate                                           1,145,333        1,354,347
Investment in real estate                                          274,232          285,310
Premises and equipment                                           4,368,712        3,482,178
Federal Home Loan Bank of New York stock, at cost                3,097,200        2,979,400
Interest receivable                                              2,338,061        2,495,200
Excess of cost over assets acquired                                212,275          303,250
Other assets                                                     2,509,570        3,393,472
                                                              ------------     ------------
    Total assets                                              $397,215,627     $376,714,162
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                    $314,592,478     $307,472,000
  Advances from Federal Home Loan Bank of New York              23,583,100       13,583,100
  Other borrowed money                                             257,965          273,623
  Advance payments by borrowers for taxes and insurance          4,860,183        2,837,836
  Other liabilities                                              4,461,144        4,014,488
                                                              ------------     ------------
    Total liabilities                                          347,754,870      328,181,047
                                                              ------------     ------------
Stockholders' equity:
  Preferred stock; authorized 3,000,000 shares;
   issued and outstanding - none
  Common stock; par value $.01; authorized 7,000,000 shares;
    3,450,000 shares issued; 2,842,924 shares outstanding           34,500           34,500
  Paid-in capital in excess of par value                        18,906,768       18,906,768
  Retained earnings - substantially restricted                  43,905,625       43,007,228
  Unrealized gain on securities available for sale, net             39,798           10,553
  Treasury stock, at cost; 607,076 shares                      (13,425,934)     (13,425,934)
                                                              ------------     ------------

    Total stockholders' equity                                  49,460,757       48,533,115
                                                              ------------     ------------
    Total liabilities and stockholders' equity                $397,215,627     $376,714,162
                                                              ============     ============


See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     --------------------------------------
                                  (Unaudited)



                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                --------------------------     -------------------------
                                                                     1998          1997           1998           1997
                                                                ----------   -------------     ----------   ------------
Interest income:
  Loans                                                          $4,908,457    $4,619,414     $14,404,315    $13,968,177
  Mortgage-backed securities                                      1,988,012     2,292,995       6,308,878      6,354,231
  Investments and other interest-earning assets                     351,681       221,634         847,018        883,723
                                                                 ----------    ----------      ----------    -----------
    Total interest income                                         7,248,150     7,134,043      21,560,211     21,206,131
                                                                 ----------    ----------      ----------    -----------
Interest expense:
  Deposits                                                        2,825,872     2,781,069       8,454,650      8,252,071
  Advances and other borrowed money                                 264,249       245,053         706,676        546,651
                                                                 ----------    ----------      ----------    -----------
    Total interest expense                                        3,090,121     3,026,122       9,161,326      8,798,722
                                                                 ----------    ----------      ----------    -----------
Net interest income                                               4,158,029     4,107,921      12,398,885     12,407,409
Provision for loan losses                                            75,000       150,000         225,000        450,000
                                                                 ----------    ----------      ----------    -----------
Net interest income after provision for loan losses               4,083,029     3,957,921      12,173,885     11,957,409
                                                                 ----------    ----------      ----------    -----------

Non-interest income:
  Fees and service charges                                          236,159       220,728         653,743        618,136
  Gain on sale of mortgage-backed securities                           -            -               -            111,583
  Miscellaneous                                                     126,048       152,557         350,566        324,833
                                                                 ----------    ----------      ----------    -----------
    Total non-interest income                                       362,207       373,285       1,004,309      1,054,552
                                                                 ----------    ----------      ----------    -----------
Non-interest expenses:
  Salaries and employee benefits                                  1,429,246     1,166,336       4,198,696      3,538,723
  Net occupancy expense of premises                                 274,390       227,302         780,325        619,900
  Equipment                                                         257,414       206,350         756,190        618,437
  Advertising                                                        94,867        32,863         164,205         82,229
  Loss on foreclosed real estate                                     20,670        79,732          88,235        167,593
  Federal insurance premium                                          42,356        47,430         142,549        145,520
  Amortization of intangibles                                        30,325        30,325          90,975         90,975
  Miscellaneous                                                     580,731       610,375       1,796,248      1,731,222
                                                                 ----------    ----------      ----------    -----------

    Total non-interest expenses                                   2,729,999     2,400,713       8,017,423      6,994,599
                                                                 ----------    ----------      ----------    -----------
Income before income taxes                                        1,715,237     1,930,493       5,160,771      6,017,362
Income taxes                                                        623,308       665,290       1,874,318      2,178,820
                                                                 ----------    ----------      ----------    -----------
Net income                                                       $1,091,929    $1,265,203     $ 3,286,453    $ 3,838,542
                                                                 ==========    ==========      ==========    ===========
Basic and diluted earnings per common share                           $0.38         $0.44           $1.16          $1.30
                                                                      =====         =====           =====          =====
Dividends per common share                                            $0.28         $0.25           $0.84          $0.75
                                                                      =====         =====           =====          =====
Weighted average number of common shares outstanding:
  Basis                                                           2,842,924     2,842,924       2,842,924      2,946,254
                                                                 ==========    ==========      ==========    ===========
  Diluted                                                         2,842,924     2,842,924       2,842,924      2,947,334
                                                                 ==========    ==========      ==========    ===========

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                 September 30,
                                                                  ---------------------------    -----------------------------
                                                                       1998          1997           1998             1997
                                                                  -----------    ------------    -----------    --------------
Net income                                                         $1,091,929    $1,265,203      $ 3,286,453    $ 3,838,542
                                                                  -----------    ----------      -----------    -----------
Other comprehensive income, net of income taxes:
  Unrealized holding (loss) gain on securities available for sale     (10,421)      193,312           29,245        209,008
  Less reconciliation adjustment for realized gains                      -             -               -             (3,477)
                                                                  -----------    ----------      -----------    -----------
Other comprehensive income                                            (10,421)      193,312           29,245        205,531
                                                                  -----------    ----------      -----------    -----------
Comprehensive income                                               $1,081,508    $1,458,515      $ 3,315,698    $ 4,044,073
                                                                  ===========    ==========      ===========    ===========



See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         ------------------------------
                                                                              1998            1997
                                                                         -------------    ------------
Cash flows from operating activities:
  Net income                                                              $ 3,286,453     $ 3,838,542
  Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation of premises and equipment and investment in real estate       355,911         248,379
   Accretion of deferred fees, premiums and discounts, net                    (97,577)       (105,341)
   Gain on sale of mortgage-backed securities                                     -          (111,583)
   Provision for loan losses                                                  225,000         450,000
   Provision for losses on foreclosed real estate                              47,206         124,747
   (Gain) on sales of foreclosed real estate                                  (41,095)        (35,356)
   Decrease in interest receivable                                            157,139         130,262
   Decrease in other assets                                                   867,302         681,332
   Increase in other liabilities                                              446,656         980,438
   Amortization of intangibles                                                 90,975          90,975
                                                                          -----------     -----------
    Net cash provided by operating activities                               5,337,970       6,292,395
                                                                          -----------     -----------
Cash flow from investing activities:
  Proceeds from calls and maturities of securities available for sale       1,000,000       3,000,000
  Proceeds from sales of securities available for sale                           -          3,992,226
  Principal repayments on securities available for sale                       907,826       1,411,719
  Purchases of securities available for sale                                  (51,832)        (48,756)
  Proceeds from sales of mortgage-backed securities held to maturity              -         3,640,635
  Principal repayments on mortgage-backed securities held to maturity      22,967,499      11,329,243
  Purchases of mortgage-backed securities held to maturity                (20,696,182)    (43,158,257)
  Purchases of loans                                                         (903,200)       (391,550)
  Proceeds from sales of student loans                                        817,555         457,623
  Net change in loans receivable                                          (16,851,398)       (196,504)
  Proceeds from sales of foreclosed real estate                               470,801         482,386
  Additions to premises and equipment                                      (1,231,367)       (376,491)
  Purchase of Federal Home Loan Bank stock                                   (117,800)           -
                                                                          -----------     -----------
    Net cash (used in) investing activities                               (13,688,098)    (19,857,726)
                                                                          -----------     -----------
Cash flows from financing activities:
  Net increase in deposits                                                  7,120,478         858,682
  Net increase in advances from Federal Home Loan Bank of New York         10,000,000      10,000,000
  Net (decrease) increase in other borrowed money                             (15,658)      1,598,343
  Net increase in payments by borrowers for taxes and insurance             2,022,347       1,111,229
  Purchase of treasury stock                                                    -          (7,369,153)
  Proceeds from sale of treasury stock                                          -              34,339
  Cash dividends paid                                                      (2,388,056)     (2,210,710)
                                                                          -----------     -----------
    Net cash provided by financing activities                              16,739,111       4,022,730
                                                                          -----------     -----------
Net increase (decrease) in cash and cash equivalents                        8,388,983      (9,542,601)
Cash and cash equivalents - beginning                                      13,306,794      21,142,656
                                                                          -----------     -----------
Cash and cash equivalents - ending                                        $21,695,777     $11,600,055
                                                                          ===========     ===========


See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)



                                                                              Nine Months Ended
                                                                                September 30,
                                                                     --------------------------------
                                                                          1998              1997
                                                                     -------------      -------------
Supplemental information:
  Transfer of loans receivable to foreclosed real estate                $ 608,098           $ 894,000
                                                                     =============      =============
  Loans to facilitate sales of foreclosed real estate                   $ 340,200           $ 875,300
                                                                     =============      =============
  Change in unrealized gain on securities available for sale            $  29,245           $ 205,531
                                                                     =============      =============
  Cash paid during the period for:
   Income taxes, net of refunds                                       $ 1,734,309         $ 1,334,382
                                                                     =============      =============
   Interest on deposits and borrowings                                $ 9,161,326         $ 8,798,722
                                                                     =============      =============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   PRINCIPLES OF CONSOLIDATION
---------------------------------

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



2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Corporation's assets at September 30, 1998 totalled $397.2 million, which represents an increase of $20.5 million or 5.44% as compared with $376.7 million at December 31, 1997.

Cash and cash equivalents increased $8.4 million or 63.16% to $21.7 million at September 30, 1998 from $13.3 million at December 31, 1997, resulting primarily from an increase of $7.9 million in short-term interest-bearing deposits.

Securities available for sale at September 30, 1998 decreased $1.8 million or 15.25% to $10.0 million when compared with $11.8 million at December 31, 1997. The decrease during the nine months ended September 30, 1998, resulted primarily from calls of securities available for sale of $1.0 million and repayments on securities available for sale of $908,000, sufficient to offset purchases of securities available for sale of $52,000.

Mortgage-backed securities held to maturity decreased $2.4 million or 1.90% to $123.7 million at September 30, 1998 when compared to $126.1 million at December 31, 1997. The decrease during the nine months ended September 30, 1998, resulted from principal repayments of $23.0 million sufficient to offset purchases of $20.7 million.

Net loans amounted to $227.9 million at September 30, 1998 as compared to $211.2 million at December 31, 1997, which represents an increase of $16.7 million or 7.91%. The increase, during the nine months ended September 30, 1998, resulted primarily from loan originations and purchases exceeding principal repayments.

Foreclosed real estate totalled $1.1 million and $1.4 million at September 30, 1998 and December 31, 1997, respectively. During the nine months ended September 30, 1998, ten foreclosed real estate properties with a combined book value of $770,000 were sold resulting in a gain of $41,000. At September 30, 1998, foreclosed real estate consisted of fourteen properties, five of which are under contract for sale.

Total deposits at September 30, 1998 totalled $314.6 million as compared with $307.5 million at December 31, 1997, representing an increase of $7.1 million or 2.31%.

Advances from the Federal Home Loan Bank of New York ("FHLB") amounted to $23.6 million and $13.6 million at September 30, 1998 and December 31, 1997, respectively. The increase, during the nine months ended September 30, 1998, resulted from new advances from the FHLB of $10.0 million, which were used for general corporate purposes.

Stockholders' equity totalled $49.5 million and $48.5 million at September 30, 1998 and December 31, 1997, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

Net income decreased $173,000 or 13.68% to $1.1 million for the three months ended September 30, 1998 compared with $1.3 million for the same 1997 period. The decrease in net income during the 1998 period resulted from a decrease in non-interest income along with increases in total interest expense and non-interest expenses, which were partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997 (Cont'd.)

Interest income on loans increased by $289,000 or 6.26% to $4.9 million during the three months ended September 30, 1998 when compared with $4.6 million during the same 1997 period. The increase during the 1998 period resulted from an increase of $20.0 million in the average balance of loans outstanding sufficient to offset a twenty-nine basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $305,000 or 13.30% to $2.0 million during the three months ended September 30, 1998 when compared with $2.3 million for the same 1997 period. The decrease during the 1998 period resulted from a decrease of thirty-one basis points in the yield earned on the mortgage-backed securities outstanding along with a decrease of $12.3 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets increased by $130,000 or 58.56% to $352,000 during the three months ended September 30, 1998, when compared to $222,000 during the same 1997 period primarily due to an increase of $9.0 million in the average balance of such assets outstanding sufficient to offset a forty-five basis point decrease in the yield earned on such portfolio.

Interest expense on deposits increased $45,000 or 1.62% to $2.826 million during the three months ended September 30, 1998 when compared to $2.781 million during the same 1997 period. Such increase was primarily attributable to an increase of $9.8 million in the average balance of interest-bearing deposits sufficient to offset a six basis point decrease in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $19,000 or 7.76% to $264,000 during the three months ended September 30, 1998 when compared with $245,000 during the same 1997 period, primarily due to a six basis point increase in the cost of advances and other borrowed money along with an increase of $1.0 million in the average balance of advances and other borrowed money outstanding.

Net interest income increased $50,000 or 1.22% during the three months ended September 30, 1998 when compared with the same 1997 period. Such increase was due to an increase in total interest income of $114,000, sufficient to offset an increase in total interest expense of $64,000. The Bank's net interest rate spread decreased from 4.10% in 1997 to 3.91% in 1998. The decrease in the interest rate spread resulted from a decrease of twenty-four basis points in the yield earned on interest-earning assets which more than offset a five basis point decrease in the cost of interest-bearing liabilities.

During the three months ended September 30, 1998 and 1997, the Bank provided
$75,000 and $150,000, respectively, as a provision for loan losses.   The
allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1998, December 31, 1997 and September 30, 1997, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $5.0 million or 1.27% of total assets, $6.9 million or 1.83% of total assets and $7.5 million or 2.00% of total assets, respectively. At September 30, 1998, $865,000 of non-performing loans were accruing interest and $4.2 million were on nonaccrual status. During the three months ended September 30, 1998 and 1997, the Bank transferred $143,000 and $445,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 1998 and 1997, the Bank charged off loans aggregating $33,000 and $298,000, respectively. The allowance for loan losses amounted to $2.4 million at September 30, 1998, representing 1.02% of total loans and 46.99% of loans delinquent ninety days or more and $2.5 million at December 31, 1997, representing 1.15% of total loans and 35.64% of loans delinquent ninety days or more.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997 (Cont'd.)

Non-interest income decreased $11,000 or 2.95% to $362,000 during the three months ended September 30, 1998 from $373,000 during the same 1997 period. The decrease, during the 1998 period resulted from a decrease of $27,000 in miscellaneous income sufficient to offset an increase of $16,000 in fees and service charges.

Non-interest expenses increased by $329,000 or 13.70% to $2.7 million during the three months ended September 30, 1998 when compared with $2.4 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment and advertising expenses increased $263,000, $47,000, $51,000, and $62,000, respectively, sufficient to offset decreases in loss on foreclosed real estate, federal insurance premium and miscellaneous expenses of $59,000, $5,000, and $30,000, respectively, during the 1998 period when compared with the same 1997 period. The 1998 non-interest expenses include increased operating costs resulting from two Brick, New Jersey offices opened after September 30, 1997.

Income taxes totalled $623,000 and $665,000 during the three months ended September 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

Net income decreased $552,000 or 14.38% to $3.3 million for the nine months ended September 30, 1998 compared with $3.8 million for the same 1997 period. The decrease in net income during the 1998 period resulted from a decrease in non-interest income, along with increases in total interest expense and non-interest expenses, which were partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $436,000 or 3.12% to $14.4 million during the nine months ended September 30, 1998 when compared with $14.0 million during the same 1997 period. The increase during the 1998 period resulted from an increase of $13.9 million in the average balance of loans outstanding sufficient to offset a thirty-one basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $45,000 or .71% to $6.3 million during the nine months ended September 30, 1998 when compared with $6.4 million for the same 1997 period. The decrease during the 1998 period resulted from a decrease of eleven basis points in the yield earned on the mortgage-backed securities outstanding sufficient to offset an increase of $1.3 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets decreased by $37,000 or 4.19% to $847,000 during the nine months ended September 30, 1998, when compared to $884,000 during the same 1997 period primarily due to a decrease of $893,000 in the average balance of such assets outstanding sufficient to offset a four basis point increase in the yield earned on such portfolio.

Interest expense on deposits increased $203,000 or 2.46% to $8.5 million during the nine months ended September 30, 1998 when compared to $8.3 million during the same 1997 period. Such increase was primarily attributable to an increase of $7.0 million in the average balance of interest-bearing deposits along with a one basis point increase in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $160,000 or 29.25% to $707,000 during the nine months ended September 30, 1998 when compared with $547,000 during the same 1997 period, primarily due to an increase of $3.8 million in the average balance of advances and other borrowed money outstanding sufficient to offset a thirty basis point decrease in the cost of advances and other borrowed money.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997 (Cont'd.)

Net interest income decreased $8,000 during the nine months ended September 30, 1998 when compared with the same 1997 period. Such decrease was due to an increase in total interest expense of $363,000, sufficient to offset an increase in total interest income of $354,000. The Bank's net interest rate spread decreased from 4.19% in 1997 to 3.98% in 1998. The decrease in the interest rate spread resulted from a decrease of nineteen basis points in the yield earned on interest-earning assets along with a two basis point increase in the cost of interest-bearing liabilities.

During the nine months ended September 30, 1998 and 1997, the Bank provided $225,000 and $450,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1998, December 31, 1997 and September 30, 1997, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $5.0 million or 1.27% of total assets, $6.9 million or 1.83% of total assets and $7.5 million or 2.00% of total assets, respectively. At September 30, 1998, $865,000 of non-performing loans were accruing interest and $4.2 million were on non-accrual status. During the nine months ended September 30, 1998 and 1997, the Bank transferred $608,000 and $894,000, respectively, of loans to foreclosed real estate. The non-performing loans primarily consist of one-to-four family mortgage loans. During the nine months ended September 30, 1998 and 1997, the Bank charged off loans aggregating $343,000 and $733,000, respectively. The allowance for loan losses amounted to $2.4 million at September 30, 1998, representing 1.02% of total loans and 46.99% of loans delinquent ninety days or more and $2.5 million at December 31, 1997, representing 1.15% of total loans and 35.64% of loans delinquent ninety days or more.

Non-interest income decreased $50,000 or 4.74% to $1.0 million during the nine months ended September 30, 1998 from $1.1 million during the same 1997 period. The decrease resulted from a decrease in gain on sale of mortgage-backed securities of $112,000 sufficient to offset increases in fees and service charges and miscellaneous income of $36,000 and $26,000, respectively.

Non-interest expenses increased by $1.0 million or 14.61% to $8.0 million during the nine months ended September 30, 1998 when compared with $7.0 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, and miscellaneous expenses increased $660,000, $160,000, $138,000, $82,000, and $65,000, respectively, sufficient to offset decreases in federal insurance premium and loss on foreclosed real estate of $3,000 and $79,000, respectively, during the 1998 period when compared with the same 1997 period. The 1998 non-interest expenses include increased operating costs resulting from two Brick, New Jersey offices opened after September 30, 1997.

Income taxes totalled $1.9 million and $2.2 million during the nine months ended September 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 8.04% during the month of September 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at September 30, 1998 amounted to $10.8 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                              1998                  1997
                                                           -----------          ----------
                                                                   (In Thousands)

    Cash and cash equivalents - beginning                    $ 13,307            $ 21,143
                                                           ----------          ----------
    Operating activities:
         Net income                                             3,286               3,839
         Adjustments to reconcile net income to
          net cash provided by operating activities             2,052               2,453
                                                           ----------          ----------
    Net cash provided by operating activities                   5,338               6,292

    Net cash (used in) investing activities                   (13,688)            (19,858)

    Net cash provided by financing activities                  16,739               4,023
                                                           ----------          ----------
    Net increase (decrease) in cash and cash equivalents        8,389              (9,543)
                                                           ----------          ----------
    Cash and cash equivalents - ending                       $ 21,696            $ 11,600
                                                           ==========          ==========

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Liquidity and Capital Resources (Cont'd.)

Cash was generated by operating activities during the nine months ended September 30, 1998. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 1998 and 1997 amounted to $2.4 million and $2.2 million, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $227.9 million and $211.2 million at September 30, 1998 and December 31, 1997, respectively. Securities available for sale totalled $10.0 million and $11.8 million at September 30, 1998 and December 31, 1997, respectively. Mortgage-backed securities held to maturity totalled $123.7 million and $126.1 million at September 30, 1998 and December 31, 1997, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operations and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. At September 30, 1998, advances from the FHLB amounted to $23.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1998, the Bank has outstanding commitments to originate mortgage loans of $11.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998, totalled $120.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Liquidity and Capital Resources (Cont'd.)

The following table sets forth the Bank's capital position at September 30, 1998, as compared to the minimum regulatory capital requirements:


                                Amount        Percent of adjusted assets
                             ------------     --------------------------
                             (In millions)
     Tangible Capital:
       Requirement          $  5,935                     1.50%
       Actual                 47,263                    11.95
                            --------                    -----

       Excess               $ 41,328                    10.45%
                            ========                    =====

     Core Capital:
       Requirement          $ 15,827                     4.00%
       Actual                 47,263                    11.95
                            --------                    -----

       Excess               $ 31,436                     7.95%
                            ========                    =====

     Risk-based Capital:
       Requirement          $ 15,565                     8.00%
       Actual                 49,129                    25.25
                            --------                    -----

       Excess               $ 33,564                    17.25%
                            ========                    =====



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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Supervisory Examination

The Bank's financial statements are periodically examined by the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

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

The Bank has initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Bank expects to complete the Year 2000 project no later than March 31, 1999. The Bank is in the process of determining the costs and time associated with the Year 2000 project. The Bank does not expect that the total cost of the Year 2000 project will have a material adverse impact on the financial condition or operations of the Bank. To date, the Bank has not incurred or expensed any material amount related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------



Management of Interest Rate Risk

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

Net Portfolio Value

The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 1998, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------


Net Portfolio Value (Cont'd.)

                                                                    NPV as
                                                              Percent of Portfolio
           Change in       Net Portfolio Value                    Value of Assets
         Interest Rates   --------------------                ---------------------
        In Basis Points               Dollar      Percent       NPV      Change
         (Rate Shock)       Amount    Change      Change       Ratio   Basis Points
        -------------    ----------  ---------  ------------  -------  ------------
                         (Dollars in Thousands)
            +400           $37,360   $ (26,752)      (42)       9.81%      -580
            +300            44,574     (19,538)      (30)      11.46       -415
            +200            51,903     (12,209)      (19)      13.08       -253
            +100            58,778      (5,534)       (8)      14.53       -108
          Static            64,112           -         -       15.61          -
            -100            69,313       5,200         8       16.63        102
            -200            73,236       9,124        14       17.36        175
            -300            78,282      14,170        22       18.29        268
            -400            84,334      20,222        32       19.38        377



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

        None.


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



                                        PAMRAPO BANCORP, INC.


Date:       November 13, 1998         By: /s/ William J. Campbell
     -------------------------------     ------------------------------------
                                         William J. Campbell
                                         President and Chief Executive Officer



Date:       November 13, 1998         By: /s/ Gary J. Thomas
     ------------------------------      ------------------------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer

                                                                    Exhibit 11.0

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                -----------------------------------------------


                                                               Three            Nine
                                                           Months Ended     Months Ended
                                                           September 30,    September 30,
                                                                1998             1998
                                                          --------------   --------------
Net income                                                   $1,019,929       $3,286,453
                                                             ==========       ==========
Weighted average - basic and diluted shares outstanding       2,842,942        2,842,924
                                                             ==========       ==========
Basic and diluted earnings per share                              $0.38            $1.16
                                                             ==========       ==========

