Form 10-K
period 1998-12-31
PAMRAPO BANCORP INC
filed 1999-03-30
CIK 854071

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]   No  [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_____]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $51,776,727 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 11, 1999.

     The Registrant had 2,842,924 shares outstanding as of March 11, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K.

PORTIONS OF THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX

                                                                      PAGE
                                                                      ----
PART  I

     Item 1.     Business...........................................     4

     Item 2.     Properties.........................................    38

     Item 3.     Legal Proceedings..................................    39

     Item 4.     Submission of Matters to a Vote of Security Holders    39

PART  II

     Item 5.     Market for Registrant's Common Equity and
                 Related Stockholder Matters........................    40

     Item 6.     Selected Financial Data............................    40

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................    40

     Item 8.     Financial Statements and Supplementary Data........    40

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................    40

PART  III

     Item 10.    Directors and Executive Officers of the Registrant.    41

     Item 11.    Executive Compensation.............................    41

     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..............................    41

     Item 13.    Certain Relationships and Related Transactions.....    41

PART  IV

     Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K............................    42
SIGNATURES

                                     PART I

ITEM 1.  BUSINESS.

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

     Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 1998, the Bank had total assets of $413.2 million, deposits of $332.6 million and stockholders' equity of $42.9 million before elimination of intercompany accounts with the Company, respectively.

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

MARKET AREA

     The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through eleven retail banking offices, six of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Fort Lee, New Jersey, two in Brick, New Jersey and one in Jamesburg, New Jersey. The Bank's deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank's branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank's lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth and Ocean Counties, areas which have had a high level of new development in recent years.

LENDING ACTIVITIES

     GENERAL. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings primarily for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 1998, the Bank's total gross loans outstanding amounted to $245.4 million, of which $179.3 million consisted of loans secured by one- to four-family residential properties, $7.3 million consisted of construction and land loans, and $55 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $761,000 million are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                 At December 31,
                                        -----------------------------------------------------------------
                                               1994                   1995                   1996
                                        -------------------    -------------------   --------------------
                                         Amount    Percent      Amount    Percent      Amount    Percent
                                        ---------  --------    ---------  --------    ---------  --------
Real estate mortgage loans:
Permanent:
 Fixed-rate...........................  $179,492     80.68%    $175,034     80.24%    $168,727     81.35%
 Adjustable rate......................     7,823      3.52        7,131      3.27        5,453      2.63
Construction(1).......................     3,572      1.60        3,584      1.64        1,986       .96
Guaranteed by VA or
 insured by FHA.......................     2,404      1.08        1,958       .90        1,520       .73
                                        --------    ------     --------    ------     --------    ------
Total mortgage loans..................  $193,291     86.88     $187,707     86.05     $177,686     85.67
                                        --------    ------     --------    ------     --------    ------

CONSUMER LOANS:
Passbook or certificate...............       481       .22          441       .20          391       .19
Home improvement......................       535       .24          501       .23          446       .22
Equity and second mortgages...........    31,622     14.21       31,487     14.43       30,683     14.79
Education.............................     1,820       .82        1,691       .78        1,351       .65
Automobile............................       920       .41        1,074       .49        1,107       .53
Personal..............................     1,302       .59        1,188       .55        1,158       .56
                                        --------    ------     --------    ------     --------    ------
Total consumer loans..................    36,680     16.49       36,382     16.68       35,136     16.94
                                        --------    ------     --------    ------     --------    ------
Total loans...........................   229,971    103.37      224,089    102.73      212,822    102.61
                                        --------    ------     --------    ------     --------    ------

Less:
Allowance for loan losses.............     3,650      1.64        2,725      1.25        2,800      1.35
Loans in process......................     1,162       .52          852       .39          466       .22
Deferred loan fees and discounts......     2,687      1.21        2,372      1.09        2,151      1.04
                                        --------    ------     --------    ------     --------    ------
Total.................................     7,499      3.37        5,949      2.73        5,417      2.61
                                        --------    ------     --------    ------     --------    ------

Total net loans.......................  $222,472    100.00%    $218,140    100.00%    $207,405    100.00%
                                        ========    ======     ========    ======     ========    ======

MORTGAGE-BACKED SECURITIES:
GNMA (2)..............................  $    950       .79%    $    849       .75%    $    707       .65%
FHLMC (3) (5).........................    95,972     79.54       89,234     79.12       86,023     78.34
FNMA (4) (5)..........................    22,769     18.87       22,066     19.56       22,736     20.71
                                        --------    ------     --------    ------     --------    ------

Total mortgage-backed securities......   119,691     99.20      112,149     99.43      109,466     99.70

ADD/LESS:
Premiums (discounts), net (5).........     1,070       .89          881       .78          749       .68
Unrealized loss on securities
 available for sale...................      (105)     (.09)        (239)     (.21)        (419)     (.38)
                                        --------    ------     --------    ------     --------    ------

Net mortgage-backed securities........  $120,656    100.00%    $112,791    100.00%    $109,796    100.00%
                                        ========    ======     ========    ======     ========    ======
































                                                                   At December 31,
                                          -----------------------------------------------------------------
                                                       1997                                  1998
                                          --------------------------------    --------------------------------
                                              Amount           Percent            Amount           Percent
                                          ---------------  ---------------    ---------------  ---------------
Real estate mortgage loans:
Permanent:
 Fixed-rate...........................          $168,225            79.67%          $189,478            79.27%
 Adjustable rate......................             6,316             2.99              4,385             1.84
Construction(1).......................             2,638             1.25              7,258             3.04
Guaranteed by VA or
 insured by FHA.......................             1,086              .51                761              .32
                                                --------           ------           --------           ------
Total mortgage loans..................          $178,265            84.42           $201,882            84.47
                                                --------           ------           --------           ------

CONSUMER LOANS:
Passbook or certificate...............               431              .20                459              .19
Home improvement......................               440              .21                508              .21
Equity and second mortgages...........            33,587            15.91             39,184            16.40
Education.............................               753              .36                 54              .02
Automobile............................             1,210              .57              1,273              .53
Personal..............................             1,445              .68              2,033              .85
                                                --------           ------           --------           ------

Total consumer loans..................            37,866            17.93             43,511            18.20
                                                --------           ------           --------           ------

Total loans...........................           216,131           102.35            245,393           102.67
                                                --------           ------           --------           ------

Less:
Allowance for loan losses.............             2,475             1.17              2,300              .96
Loans in process......................               571              .27              2,409             1.01
Deferred loan fees and discounts......             1,929              .91              1,674              .70
                                                --------           ------           --------           ------

Total.................................             4,975             2.35              6,383             2.67
                                                --------           ------           --------           ------

Total net loans.......................          $211,156           100.00%          $239,010           100.00%
                                                ========           ======           ========           ======

MORTGAGE-BACKED SECURITIES:
GNMA (2)..............................          $  7,978             5.97%          $  5,169             4.08%
FHLMC (3) (5).........................            97,093            72.63             95,209            75.14
FNMA (4) (5)..........................            27,960            20.91             25,676            20.26
                                                --------           ------           --------           ------
Total mortgage-backed securities......           133,031            99.51            126,054            99.48

ADD/LESS:
Premiums (discounts), net (5).........               790              .59                746              .59
Unrealized loss on securities
 available for sale...................              (135)            (.10)               (93)            (.07)
                                                --------           ------           --------           ------
Net mortgage-backed securities........          $133,686           100.00%          $126,707           100.00%
                                                ========           ======           ========           ======

------------------
(1)  Includes acquisition and development and land loans.
(2)  Government National Mortgage Association ("GNMA").
(3)  Federal Home Loan Mortgage Corporation ("FHLMC")
(4)  Federal National Mortgage Association ("FNMA").
(5) Includes available for sale securities having a principal balance of $13,145,000 and a net premium of $344,000 for 1996, a principal balance of $7,498,000 and a net premium of $214,000 for 1997, and a principal balance of $6,228,000 and a net premium of $172,000 for 1998.

     The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.

                                                                    At December 31,
                                      ---------------------------------------------------------------------------
                                                        1996                1997                     1998
                                      ---------------------------------------------------------------------------
                                                       Percent                  Percent                  Percent
                                         Amount       of Total      Amount     of Total      Amount     of Total
                                      ------------   ----------   ----------   ----------  ----------   ---------
                                                                       (In thousands)

One-to four-family....................    $151,175        71.04%    $155,457       71.93%    $179,339       73.08%
Multi-family..........................      34,051        16.00       32,873       15.21       33,718       13.74
Commercial real estate................      21,604        10.15       21,324        9.86       21,259        8.66
Construction and land.................       1,985          .93        2,638        1.22        7,258        2.96
Consumer-secured and unsecured........       4,007         1.88        3,839        1.78        3,818        1.56
                                          --------       ------     --------      ------     --------      ------
 Total gross loans....................    $212,822       100.00%    $216,131      100.00%    $245,392      100.00%
                                          ========       ======     ========      ======     ========      ======


     ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                     Year Ended December 31,
                                          ---------------------------------------------
                                            1996              1997              1998
                                          ---------        ----------        ----------
                                                         (In thousands)

Mortgage Loans (gross):
 At beginning of period...............    $187,707          $177,686          $178,265
                                          --------          --------          --------

 Mortgage loans originated:
  One- to four-family residential.....      10,462            20,250            43,982
  Multi-family residential............       4,654             6,393             9,193
  Commercial..........................       1,477             1,035             3,028
  Construction(1).....................       1,810             2,976             3,302
                                          --------          --------          --------
   Total mortgage loans originated          18,403            30,654            59,505
                                          --------          --------          --------
 Mortgage loans purchased.............         109               392             1,785
                                          --------          --------          --------
 Transfer to REO......................       2,176             1,419               992
 Charge offs..........................         398               853               327
 Repayments...........................      25,959            28,195            36,355
                                          --------          --------          --------
   Total mortgage repayments and
   other reductions...................      28,533            30,467            37,674
                                          --------          --------          --------
 At end of period.....................    $177,686          $178,265          $201,881
                                          ========          ========          ========

Consumer Loans (gross):
 At beginning of period...............    $ 36,382          $ 35,136          $ 37,866
 Consumer loans originated............       8,102            12,202            19,986
 Consumer loans sold..................         771               685               818
 Charge-offs..........................         240                75               157
 Repayments...........................       8,337             8,712            13,366
                                          --------          --------          --------
 At end of period                         $ 35,136          $ 37,866          $ 43,511
                                          ========          ========          --------
Mortgage-backed securities (gross):
 At beginning of period...............    $112,149          $109,466          $133,031
 Mortgage-backed securities
  purchased...........................      12,699            48,959            25,997
 Mortgage-backed securities sold......          --             7,521                --
 Repayments...........................      15,382            17,873            32,974
                                          --------          --------          --------

 At end of period.....................    $109,466          $133,031          $126,054
                                          ========          ========          ========

(1)  Includes acquisition and development and land loans.

     LOAN MATURITY. The following table sets forth the maturity of the Bank's gross loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on mortgage loans totaled $26.0 million $28.1 million, and $34.9 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                                                                           At December 31,
                                      --------------------------------------------------------------------------------------------
                                            One- to
                                          four-family         Multi-family and
                                          residential         commercial real     Construction   Consumer-secured and
                                        mortgage loans (1)     estate loans         Loans (2)      unsecured loans        Total
                                       -------------------------------------------------------------------------------------------
                                                                         (In thousands)
Amounts due:
 Within 1 year........................     $    113               $   191             $5,234           $  376            $  5,914
                                           --------               -------             ------           ------            --------
After 1 year:
 1 to 3 years.........................        2,072                   717                 25              757               3,571
 3 to 5 years.........................        8,085                 3,818                 --            1,058              12,961
 5 to 10 years........................       33,993                14,881                576              862              50,312
 10 to 20 years.......................       75,311                32,754                 73              765             108,903
 Over 20 years........................       59,765                 2,616              1,350               --              63,731
                                           --------               -------             ------           ------            --------
 Total due after 1 year...............      179,226                54,786              2,024            3,442             239,478
                                           --------               -------             ------           ------            --------
Total amounts due.....................     $179,339               $54,977             $7,258           $3,818            $245,392
                                           ========               =======             ======           ======            --------

Less:
 Allowance for loan losses............                                                                                      2,300
 Loans in process.....................                                                                                      2,409
 Deferred loan fees and discounts.....                                                                                      1,674
                                                                                                                         --------
                                                                                                                            6,383
                                                                                                                         --------
 Total................................                                                                                   $239,009
                                                                                                                         ========

-------------------
(1)   Includes equity and second mortgages.
(2)  Includes acquisition and development and land loans.

     The following table sets forth at December 31, 1998, the dollar amount of all mortgage,consumer and construction loans, due after December 31, 1999, which have fixed interest rates or adjustable interest rates:

                                                          Due after December 31, 1999
                                      -------------------------------------------------------------------
                                          Fixed             Floating or Adjustable         Total Due
                                          Rates                    Rates                  After One Year
                                      ------------        -------------------------      ----------------
                                                                (In thousands)
One- to four-family residential (1)...    $172,857                  $6,369                   $179,226
Construction loans....................       2,024                      --                      2,024
Multi-family and commercial real
 estate...............................      54,132                     654                     54,786
Consumer-secured and unsecured
 loans................................       3,442                      --                      3,442
                                          --------                  ------                   --------

Totals                                    $232,455                  $7,023                   $239,478
                                          ========                  ======                   ========

------------------
(1)  Includes equity and second mortgages.

     RESIDENTIAL MORTGAGE LENDING. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 1998, 94.2% of gross mortgage loans were fixed-rate loans and 5.8% were ARMs or shorter term construction loans, and were principally originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 1998, $213.1 million or 86.8% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans, home improvement loans, second mortgage loans and home equity loans. Of this amount $179.3 million were one- to four-family and $33.7 million were multi-family.

     The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 1998, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 6.625% on 15-year loans and 6.875% on 25-year loans.

     The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates 2.0% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 1998, $33.7 million or 13.7% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

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

     ACQUISITION, DEVELOPMENT, CONSTRUCTION AND LAND LENDING. The Bank originates loans to finance the construction of one- to four-family dwellings, multi-family dwellings and, to a lesser extent, commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used principally for residential purposes in cases where the Bank is to provide the construction funds to improve the properties.

     The interest rates and terms of the construction and land development loans vary, depending upon market conditions, the size of the construction or development project and negotiations with the borrower. Advances are generally made to the borrower to cover actual construction costs incurred. On larger constructions loans, the Bank requires the project to be built out in phases. Advancement of funds is dependent upon completion of the project stages. The Bank generally limits its exposure to 75% of the projected market value of the completed project. The amount of the loans are generally determined as follows:
(i) land acquisition loans with no immediate plans for construction are limited to 65% of the appraised value of the land; (ii) acquisition and development loans are limited to 65% of appraised value of the improved lot not to exceed 150% of the original acquisition cost; (iii) in addition to the disbursement for acquisition and development, in an acquisition, development and construction loan, the Bank will not advance more than 90% of the construction costs; and
(iv) loans secured by previously owned vacant land are limited to 65%. Prior to making any disbursements, the Bank requires that the projects securing the construction and development loans be inspected. The Bank will finance the construction of properties without a prospective buyer or without permanent take-out financing in place at the time of origination.

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

     Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 1998, the Bank's acquisition, development, construction and land loans varied in size from $15,000 to $1.3 million, net of loans in process, and represented 2.96% of total gross loans.

     COMMERCIAL REAL ESTATE LENDING. Loans secured by commercial real estate totaled $21.3 million, or 8.7% of the Bank's total gross loan portfolio, at December 31, 1998. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower.
Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

     CONSUMER LENDING. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans, passbook loans and educational loans. At December 31, 1998, the balance of such loans was $3.8 million, or 1.55% of the Bank's total gross loan portfolio.

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

     LOAN SERVICING. The Bank originates all of the loans that it has sold and services for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1998 the Bank was servicing $3.8 million of loans for others. There were no new loans sold in 1998 that required servicing.

     LOAN ORIGINATION FEES AND OTHER FEES. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.7 million in deferred origination fees and discounts at December 31, 1998.

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

     The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

                                                                            At December 31,
                                                    -------------------------------------------------------
                                                      1994         1995        1996        1997       1998
                                                    -------    -----------  ---------   ---------   --------
                                                                          (In thousands)
One- to four-family residential real
estate loans:
 Non-accrual loans..............................    $ 5,122      $ 5,099     $ 4,532      $3,254      $2,064
 Accruing loans 90 days overdue.................      2,928        2,326       2,993       1,645         764
                                                    -------      -------     -------      ------      ------
  Total.........................................      8,050        7,425       7,525       4,899       2,828
                                                    -------      -------     -------      ------      ------

Multi-family residential and commercial real
estate loans:
 Non-accrual loans..............................      2,905        2,014       1,881       1,280         863
 Accruing loans 90 days overdue.................        642          890         542         255         335
                                                    -------      -------     -------      ------      ------
  Total.........................................      3,547        2,904       2,423       1,535       1,198
                                                    -------      -------     -------      ------      ------

Construction loans:
 Non-accrual loans..............................        686          237         237         185         185
 Accruing loans 90 days overdue.................          -            -           -           -           -
                                                    -------      -------     -------      ------      ------
  Total.........................................        686          237         237         185         185
                                                    -------      -------     -------      ------      ------

Consumer loans:
 Non-accrual loans..............................        512          274         277         323         334
 Accruing loans 90 days overdue.................         33           23          30           7           9
                                                    -------      -------     -------      ------      ------
  Total.........................................        545          297         307         330         343
                                                    -------      -------     -------      ------      ------

Total non-performing loans:
 Non-accrual loans..............................      9,225        7,624       6,927       5,042       3,446
 Accruing loans 90 days overdue.................      3,603        3,239       3,565       1,907       1,108
                                                    -------      -------     -------      ------      ------
  Total.........................................    $12,828      $10,863     $10,492      $6,949      $4,554
                                                    =======      =======     =======      ======      ======

  Total foreclosed real estate, net of related
                                                    =======      =======     =======     =======     =======
   Reserves.....................................    $ 1,118      $ 1,467     $ 1,996      $1,354      $1,237
                                                    =======      =======     =======      ======      ======
  Total non-performing loans and foreclosed
   Real estate to total assets..................       3.63%        3.32%       3.44%       2.20%       1.40%
                                                    =======      =======     =======      ======      ======

----------------
(1)  Includes acquisition and development loans.

     At December 31, 1996, 1997, and 1998 nonaccrual loans for which interest has been discontinued totaled approximately $6.9 million, $5.0 million, and, $3.4 million, respectively. During the years ended

December 31, 1996, 1997 and 1998, the Bank recognized interest income of approximately $172,000, $144,000, and $97,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $665,000, $491,000, and $333,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

     DELINQUENT LOANS. At December 31, 1996, 1997 and 1998, respectively, delinquencies in the Bank's portfolio were as follows:

                                            At December 31, 1996                              At December 31, 1997
                             -----------------------------------------------     -----------------------------------------------
                                   60  - 89 Days           90 Days or more           60  - 89 Days           90 Days or more
                             ------------------------  ---------------------     ---------------------  ------------------------
                               Number     Principal     Number     Principal     Number     Principal     Number     Principal
                                 of      Balance of       of      Balance of       of      Balance of       of      Balance of
                               Loans        Loans       Loans        Loans       Loans        Loans       Loans        Loans
                             ---------  -------------  --------  -----------     -------  ------------  ---------  -------------

Delinquent loans.............      52        $3,660        146       $10,492         42        $2,162        105        $6,949
As a percent of total gross
 loans.......................                  1.72%                    4.93%                    1.00%                    3.22%

                                                    At December 31, 1998
                                   --------------------------------------------------------
                                           60  - 89 Days               90 Days or more
                                   ---------------------------   ---------------------------
                                      Number       Principal        Number        Principal
                                       of         Balance of          of         Balance of
                                      Loans          Loans          Loans           Loans
                                   -----------  --------------   ------------  -------------

Delinquent loans.............               28         $1,457             79          $4,554
As a percent of total gross
 loans.......................                             .59%                          1.86%

     As of December 31, 1998, the Bank had 79 loans which were 90 days or more past due totaling $4.6 million. The average balance of such loans was approximately $58,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; three of the loans have loan balances greater than $200,000, the largest of which is $241,000. All loans are within the Bank's lending areas.

     The Bank's level of non-performing loans 90 days or more delinquent decreased from $6.9 million at December 31, 1997 to $4.6 million at December 31, 1998. The total of such loans in the lower risk one- to four-family residential category decreased to $2.8 million or 62.1% of non-performing loans 90 days or more delinquent at December 31, 1998, when compared with $4.9 million, or 70.5% at December 31, 1997. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, decreased from $1.7 million at December 31, 1997, to $1.4 million at December 31, 1998, which represents a decrease of 17.6%. The decrease in non-performing loans can be attributed to the Bank's continued emphasis on collection efforts.

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

     Management of the Bank has classified $5.5 million of its assets as substandard and approximately $691,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 1998, the allowance for loan losses totaled $2.3 million.

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

     During the years ended December 31, 1996, 1997 and 1998, gross charge-offs totaled $638,000, $928,000, and $484,000, respectively. A majority of the charge-offs in all three years resulted from the transferring of loans to foreclosed real estate and charging-off the difference between the carrying value of the loans and the fair values of the properties securing such loans to the loan loss allowance.

     The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:


                                                      At or for the year ended December 31,
                                             ----------------------------------------------------
                                               1994       1995       1996       1997       1998
                                              ------     ------     ------     ------     ------
                                                                (In thousands)
Balance at beginning of period..............  $4,000     $3,650     $2,725     $2,800     $2,475
Provision for loan losses...................     495        411        644        586        292
Charge-offs:
 Real estate mortgage loans.................     879      1,008        404        853        327
 Consumer loans.............................      32        333        234         75        157
 Recoveries.................................      66          5         69         17         17
                                              ------     ------     ------     ------     ------
Net charge-offs.............................     845      1,336        569        911        467
                                              ------     ------     ------     ------     ------
Balance at end of period....................  $3,650     $2,725     $2,800     $2,475     $2,300
                                              ======     ======     ======     ======     ======

Ratio of net charge offs during the
 period to average loans receivable
 during the period..........................     .38%       .61%       .27%       .44%       .21%
Ratio of allowance for loan losses to
 total outstanding loans (gross) at
 the end of period..........................    1.59%      1.22%      1.32%      1.14%       .94%
Ratio of allowance for loan losses
 to non-performing loans....................   28.45%     25.09%     26.69%     35.62%     50.51%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

                                                       At December 31,
                                         1994      1995      1996      1997      1998
                                      ------------------------------------------------
                                        Amount    Amount    Amount    Amount    Amount
                                      ------------------------------------------------
                                                    (Dollars in thousands)
Real estate mortgage loans (1)........  $3,050    $2,325    $2,450    $2,075    $1,900
Consumer loans........................     600       400       350       400       400
                                        ------    ------    ------    ------    ------
 Total allowance......................  $3,650    $2,725    $2,800    $2,475    $2,300
                                        ======    ======    ======    ======    ======

-----------------
(1)  Includes equity and second mortgages.

     MORTGAGE-BACKED SECURITIES. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 1998 ranging from 5.10% to 10.00%. At December 31, 1998 the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $126.1 million or 30.5% of total assets. The carrying value of such securities amounted to $109.8 million, $133.7 million and $126.7 million at December 31, 1996, 1997 and 1998, respectively, and the fair market value of such securities totaled approximately $109.2 million, $135.4 million, and $128.2 million at December 31, 1996, 1997 and 1998, respectively.

     The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 1998.


                                                                    Contractual Maturities Due in Year (s) Ended
                                                                                    December 31,
                                             --------------------------------------------------------------------------------
                                             1999-         2001-           2003-         2008-        2018 and
                                             2000          2002            2007          2017        Thereafter         Total
                                           -------       -------         -------       -------      ------------      --------
                                                                             (In thousands)
Mortgage-backed securities:
 Held to maturity.....................       $  -          $359          $4,366        $100,123        $14,978        $119,826
 Available for sale...................          -             -               -             258          5,970           6,228
                                              ---          ----          ------        --------        -------        --------
  Total...............................       $  -          $359          $4,366        $100,381        $20,948        $126,054
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

     As a member of the FHLB-NY, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. See "Regulation Federal Home Loan Bank System." The Bank's liquid investments primarily include federal agency securities, overnight deposits and federal funds. The average liquidity for the month of December 1998 was 10.54%, which exceeded the minimum level of 4.0% prescribed by the OTS.

INVESTMENT PORTFOLIO

     The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

                                                                       At December 31,
                                        -----------------------------------------------------------------------------
                                                 1996                      1997                           1998
                                        -----------------------    ------------------------     ---------------------
                                          Carrying       Fair       Carrying        Fair         Carrying      Fair
                                           Value         Value       Value          Value         Value        Value
                                        ----------    ---------    ----------     ---------      --------     -------
                                                                     (In thousands)
Investments:
 U.S. Government (including federal
  agencies) available for sale and
  held to maturity....................      $8,000       $8,023        $2,999        $3,018        $3,998     $ 4,015
 Mutual Funds available for sale......       1,049        1,049         1,114         1,119         1,182       1,176
 Equity securities available for sale.           7           91             7           136             7         151
 FHLB-NY stock........................       2,979        2,979         2,979         2,979         3,097       3,097
 Net unrealized (loss) gain on
  available for sale securities.......         107           --           153            --           155          --
                                           -------      -------       -------       -------       -------     -------
  Total investment securities.........     $12,142      $12,142       $ 7,252       $ 7,252       $ 8,439     $ 8,439
                                           =======      =======       =======       =======       =======     =======

Other interest-earning assets:
 Overnight deposits...................     $ 9,000      $ 9,000       $ 2,900       $ 2,900       $15,500     $15,500
 Federal funds sold...................         100          100            --            --            --          --
                                           -------      -------       -------       -------       -------     -------

  Total other interest-earning assets.     $ 9,100      $ 9,100       $ 2,900       $ 2,900       $15,500     $15,500
                                           =======      =======       =======       =======       =======     =======

  Total investment portfolio..........     $21,242      $21,242       $10,152       $10,152       $23,939     $23,939
                                           =======      =======       =======       =======       =======     =======

     As of December 31, 1998, the Bank's investment securities issued by the U.S. Government agencies have a carrying value of $4 million, a weighted average yield of 6.53% and maturities of $2 million within 1 year and $2 million after 10 years.

     The Bank has no investments with any one issuer which exceeds ten percent of stockholders' equity.

SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

     Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $3.4 million, at December 31,

1998, as compared to $4.2 million at December 31, 1997. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $18.5 million or 6% from $307.5 million at December 31, 1997 to $326.0 million at December 31, 1998.

     The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

        Deposit Portfolio. The following table sets forth the distribution and wieghted average nominal interest rate of the Bank's deposit accounts at the dates indicated:


                                                                     At December 31,
                               ---------------------------------------------------------------------------------------------
                                           1996                          1997                              1998
                               ---------------------------    ----------------------------    ------------------------------
                                                  Weighted                        Weighted                          Weighted
                                          % of     Average               % of      Average                 % of      Average
                                          Total    Nominal               Total     Nominal                 Total     Nominal
                                Amount   Deposits   Rate      Amount    Deposits     Rate       Amount    Deposits    Rate
                                ------   -------- --------    ------    --------  --------      ------    --------  --------
Passbook and club
 Accounts....................  $111,706    38.80%   2.75%    $109,476    35.61%     2.75%      $111,715    34.27%     2.25%
0.00% demand.................    11,869     2.76    0.00       14,856     4.83      0.00         17,379     5.33      0.00
NOW..........................    18,676     5.72    2.50       19,679     6.40      2.00         22,127     6.79      2.00
Super NOW....................       179      .06    2.50          238      .07      2.00            247      .08      2.00
Money market demand..........    22,140     7.37    2.87       22,214     7.23      2.75         22,854     7.01      3.00
                               --------   ------             --------   ------                 --------   ------
  Total passbook, club,
  NOW, and money
  market accounts............   164,570    54.71    2.54      166,463    54.14      2.42        174,322    53.48      2.09
                               --------   ------             --------   ------                 --------   ------

Certificate accounts:
 91-day money market.........     1,297      .43    4.51          979      .32      4.81          1,253      .38      4.26
 26-week money market........    36,161    12.02    4.69       30,395     9.88      4.77         30,251     9.28      4.59
 12- to 30-month money
  market.....................    55,071    18.31    5.04       70,406    22.90      5.22         79,955    24.53      5.09
 30- to 48-month money
  market.....................     8,551     2.84    5.65        4,133     1.34      5.53          9,170     2.81      5.69
 IRA and KEOGH...............    28,829     9.59    4.92       29,482     9.59      4.90         26,741     8.20      4.97
 Negotiated rate.............     6,306     2.10    6.00        5,614     1.83      6.02          4,293     1.32      6.02
                               --------   ------             --------   ------                 --------   ------
  Total certificates.........   136,215    45.29    5.02      141,009    45.86      5.09        151,663    46.52      5.02
                               --------   ------             --------   ------                 --------   ------
  Total deposits.............  $300,785   100.00%   3.68%    $307,472   100.00%     3.61%      $325,985   100.00%     3.46%
                               ========   ======    ====     ========   ======      ====       ========   ======      ====

     The following table sets forth the deposit activity of the Bank for the periods indicated:

                                               Year Ended December 31,
                                          ---------------------------------
                                           1996         1997         1998
                                          -------      -------      -------
                                                    (In thousands)

Deposits (less than) withdrawals......    $(9,291)     $(4,375)     $ 7,209
Interest credited.....................     11,175       11,062       11,304
                                          -------      -------      -------
Net (decrease) increase in deposits...    $ 1,884      $ 6,687      $18,513
                                          =======      =======      =======

     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                                                    At December 31, 1998,
                                      At December 31,                                     Maturing in
                            ------------------------------------    ------------------------------------------------------
                                                                    One Year        Two          Three       Greater than
                              1996          1997          1998      or Less        Years         Years       Three Years
                            --------      --------      --------    --------       ------        ------      -------------
                                                                       (In thousands)
Certificate Accounts:
 2.99% or less...........   $     60      $    209      $    375    $    375     $     --        $  --           $  --
 3.00% to 4.99%..........     82,499        61,740        61,357      60,689          448            45             175
 5.00% to 5.99%..........     45,518        61,059        82,954      77,516        1,973         1,166           2,299
 6.00% to 6.99%..........      7,302        13,411         5,701       5,192          377           126               6
 7.00% to 7.99%..........        815         4,566         1,257         757          500            --              --
 8.00% to 8.99%..........          6             7            --          --           --            --              --
 9.00% to 9.99%..........         15            17            19          19           --            --              --
                            --------      --------      --------    --------       ------        ------          ------
  Total..................   $136,215      $141,009      $151,663    $144,548       $3,298        $1,337          $2,480
                            ========      ========      ========    ========       ======        ======          ======

     At December 31, 1998, the Bank had outstanding $29.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                          Amount
                                                                      (In thousands)

Three months or less...........................................          $ 9,094
Over three through six months..................................            6,110
Over six through twelve months.................................           10,387
Over twelve months.............................................            3,991
                                                                         -------

  Total........................................................          $29,582
                                                                         =======

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

     Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank's unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 1998, outstanding advances from the FHLB-NY amounted to $28.6 million.

     The following table sets forth certain information regarding FHLB-NY advances at the dates indicated:

                                                                                     At December 31,
                                                          -------------------------------------------------------------------
                                                                   1996                   1997                   1998
                                                          ----------------------  ------------------------  -----------------
                                                                                     (In thousands)
Fixed-rate advances from the FHLB-NY......................
  6.47% due 1999..........................................               $3,000                $ 3,000                $ 3,000
  6.27% due 2000..........................................                   --                  5,000                  5,000
  5.10% due 2001..........................................                  243                    243                    243
  6.51% due 2002..........................................                   --                  5,000                  5,000
  5.36% due 2003..........................................                  340                    340                 15,340
                                                                         ------                -------                -------
     Total advances from the FHLB-NY......................               $3,583                $13,583                $28,583
                                                                         ======                =======                =======

     The Bank obtained a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 1998 amounted to $253,000.

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

SUBSIDIARIES

     Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") to invest an amount equal to

3% of its assets in subsidiary service corporations. As of December 31, 1998, Pamrapo had $1.3 million, or .3%, of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

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

     A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 1998, approximately 97.8% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

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


                                                                       Year Ended December 31,
                                                -------------------------------------------------------------------
                                                               1996                               1997
                                                --------------------------------     ------------------------------
                                                  Average     Interest    Yield/     Average     Interest    Yield/
                                                  Balance                  Cost      Balance                  Cost
                                                ----------    --------    ------     --------    --------    ------
Interest-earning assets:
 Loans (1)......................................  $213,122     $19,191      9.00%    $205,594     $18,700      9.10%
 Mortgage-backed securities.....................   108,500       7,324      6.75      127,004       8,572      6.75
 Investments....................................    11,725         906      7.73        6,541         508      7.77
 Other interest-earning assets..................    12,599         614      4.87       11,079         616      5.56
                                                  --------     -------               --------     -------
  Total interest-earning assets.................  $345,946      28,035      8.10%    $350,218     $28,396      8.11%
                                                  --------     -------               --------     -------
Non-interest-earning assets.....................    21,301                             19,018
                                                  --------                           --------
  Total assets (1)..............................  $367,247                           $369,236
                                                  ========                           ========

Interest-bearing liabilities:
 Passbook and club account......................   112,489       3,166      2.81%    $108,105     $ 3,078      2.85%
 NOW and money market accounts..................    41,289       1,079      2.61       41,603         994      2.39
 Certificates of Deposits.......................   137,193       6,930      5.05      139,242       6,990      5.02
 Advances and other borrowings..................     3,369         206      6.11       11,743         800      6.81
                                                  --------     -------               --------     -------

  Total interest-bearing liabilities............   294,340      11,381      3.87%    $300,693     $11,862      3.94%
                                                  --------     -------               --------     -------

Non-interest-bearing liabilities:
 Non-interest-bearing demand accounts...........    11,004                           $ 13,046
 Other..........................................     5,606                              6,461
                                                  --------                           --------

  Total non-interest-bearing demand
   liabilities..................................    16,610                             19,507
                                                  --------                           --------

  Total liabilities.............................   310,950                            320,200

Stockholders' equity............................    56,297                             49,036
                                                  --------                           --------

  Total liabilities and stockholders' equity....  $367,247                           $369,236
                                                  ========                           ========

Net interest income/interest rate spread........               $16,654      4.23%                 $16,534      4.17%
                                                               =======      ====                  =======      ====

Net interest-earning assets/net yield on
 Interest- earning assets.......................  $ 51,606                  4.81%    $ 49,525                  4.72%
                                                  ========                  ====     ========                  ====

Ratio of average interest-earning assets to
 Average interest-bearing liabilities...........      1.17x                              1.16x
                                                  ========                           ========


                                                                        Year Ended December 31,
                                                      -----------------------------------------------
                                                                            1998
                                                      -----------------------------------------------
                                                         Average         Interest           Yield/
                                                         Balance                             Cost
                                                      -------------      -----------        ---------
Interest-earning assets:
 Loans (1)......................................            222,154         $ 19,380             8.72%
 Mortgage-backed securities.....................            127,086            8,389             6.60
 Investments....................................              3,588              223             6.22
 Other interest-earning assets..................             15,671              979             6.25
                                                           --------         --------

  Total interest-earning assets.................            368,499           28,971             7.86%
                                                           --------         --------

Non-interest-earning assets.....................             19,505
                                                           --------

  Total assets (1)..............................           $388,004
                                                           ========

Interest-bearing liabilities:
 Passbook and club account......................           $110,930            2,834             2.55%
 NOW and money market accounts..................             42,299            1,045             2.47
 Certificates of Deposits.......................            143,430            7,425             5.18
 Advances and other borrowings..................             17,636            1,124             6.37
                                                           --------         --------

  Total interest-bearing liabilities............            314,295           12,428             3.95%
                                                           --------         --------

Non-interest-bearing liabilities:
 Non-interest-bearing demand accounts...........             15,966
 Other..........................................              8,695
                                                           --------

  Total non-interest-bearing demand
   liabilities..................................             24,661
                                                           --------

  Total liabilities.............................            338,956

Stockholders' equity............................             49,048
                                                           --------

  Total liabilities and stockholders' equity....           $338,004
                                                           ========

Net interest income/interest rate spread........                            $ 16,543             3.91%
                                                                            ========             ====

Net interest-earning assets/net yield on
 Interest- earning assets.......................           $ 54,204                              4.49%
                                                           ========                              ====

Ratio of average interest-earning assets to
 Average interest-bearing liabilities...........                                        1.17x
                                                                                        =====

----------------
(1) Non-accruing loans are part of the average balances of loans outstanding.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $111.7 million at December 31, 1998, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $22.9 million at December 31, 1998, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the cumulative declining balance of such accounts during the periods shown.

     Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $39.8 million at December 31, 1998, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and
100.00% on the cumulative declining balance of such accounts during the periods shown.

                                                                                              More than
                                                        More than    More than    More than    10 Years
                                              1 Year    1 Year to    3 Years to   5 Years to      to      More than
                                             or Less     3 Years      5 Years      10 Years    20 Years    20 Years     Total
                                            ---------  ------------  -----------  -----------  ---------   ---------  ---------
                                                                                   (In thousands)
Interest-earning Assets:
 Loans.............................         $   5,914    $   3,571    $  12,961    $  50,312    $108,903    $63,731    $245,392
 Mortgage-backed securities (1)....                 -           77        1,842        5,149      98,039     20,947     126,054
 Investments (1) (2)...............             3,189            -            -            -       2,000          -       5,189
 Other interest-earning assets (3).            18,597            -            -            -           -          -      18,597
                                            ---------    ---------    ---------    ---------    --------    -------    --------

  Total interest-earning assets....            27,700        3,648       14,803       55,461     208,942     84,678     395,232
                                            ---------    ---------    ---------    ---------    --------    -------    --------

Interest-bearing Liabilities:
 NOW and Super NOW
  accounts (4).....................            14,708       13,464        3,603        4,836       2,654        488      39,753
 Money market accounts.............            18,055        2,514        1,197          918         166          4      22,854
 Passbook and club accounts........            18,992       28,846       18,806       23,870      16,510      4,692     111,716
 Certificate accounts                         144,548        4,635        2,012          402          66          -     151,663
Advances and other borrowings......                 -        8,243       20,340            -         253          -      28,836
                                            ---------    ---------    ---------    ---------    --------    -------    --------

 Total interest-bearing
  liabilities......................           196,303       57,702       45,958       30,026      19,649      5,184     354,822
                                            ---------    ---------    ---------    ---------    --------    -------    --------

Interest sensitivity gap per period         $(168,603)   $ (54,054)   $ (31,155)   $  25,435    $189,293    $79,494    $ 40,410
                                            =========    =========    =========    =========    ========    =======    ========

Cumulative interest sensitivity gap         $(168,603)   $(222,657)   $(253,812)   $(228,377)   $(39,084)   $40,410
                                            =========    =========    =========    =========    ========    =======

Cumulative gap as a percent of
 Total assets......................            (40.78)%     (53.85)%     (61.39)%     (55.23)%     (9.45)%     9.76%
                                            =========    =========    =========    =========    ========    =======
Cumulative interest-sensitive
 assets as a percent of interest-
 sensitive liabilities.......  .......          14.11%       12.34%       15.38%       30.79%      88.82%    111.39%
                                            =========    =========    =========    =========    ========    =======

-------------
(1)   Includes available for sale securities.
(2)   Includes marketable equity securities which have no stated maturity.
(3)   Includes FHLB-NY stock.
(4)   Includes non-interest bearing demand accounts.

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


                                                                      Year Ended December 31,
                                               ----------------------------------------------------------------
                                                        1997 v. 1996                       1998 v. 1997
                                               -------------------------------     ----------------------------
                                                      Increase (decrease)              Increase (decrease)
                                                           due to                              due to
                                               -------------------------------      ---------------------------
                                                   Volume      Rate       Net       Volume      Rate       Net
                                               -----------   -------    ------      -------   ---------   -----
Interest income:
 Loans.........................................    $ (698)     $207     $ (491)     $1,484      $(804)    $ 680
 Mortgaged-backed securities...................     1,248         -      1,248           6       (189)     (183)
 Investments...................................      (403)        5       (398)       (206)       (79)     (285)
 Other interest-earning assets.................       (79)       81          2         271         92       363
                                                   ------      ----     ------      ------      -----     -----

   Total interest income.......................        68       293        361       1,555       (980)      575
                                                   ------      ----     ------      ------      -----     -----

Interest expense:
 Passbook and club accounts....................      (130)       42        (88)         81       (325)     (244)

 NOW and money market accounts.................         9       (94)       (85)         18         33        51
 Certificates of deposit.......................       102       (42)        60         212        223       435
 Advance and other borrowings..................       567        27        594         389        (65)      324
                                                   ------      ----     ------      ------      -----     -----

   Total interest expense......................       548       (67)       481         700       (134)      566
                                                   ------      ----     ------      ------      -----     -----

Net change in net interest.....................    $ (480)     $360     $ (120)     $  855      $(846)    $   9
                                                   ======      ====     ======      ======      =====     =====


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

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

FEDERAL SAVINGS INSTITUTION REGULATION

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements.


     The following table presents the Bank's capital position at December 31, 1998.

                                                      (Dollars in thousands)
                       Actual Amount    Required Amount    Excess Amount    Actual Percent     Required Percent
Tangible                   $41,411           $  6,181          $35,230          10.05%              1.50%
Core (Leverage)            $41,411           $ 16,481          $24,930          10.05%              4.00%
Risk-based                 $43,020           $ 16,214          $26,806          21.23%              8.00%

     PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" -- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

     The Bank's assessment rate for the year ended December 31, 1998 was 6.4 basis points and the premium paid for this period was $190,000, including payments toward FICO bonds. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     THRIFT RECHARTERING LEGISLATION. Legislation enacted in 1996 provided that BIF and SAIF would merge by January 1, 1999, if there were no savings associations in existence on that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $6.78 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $3.0 million.

     QTL TEST.  The HOLA requires savings institutions to meet a QTL test.
Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Bank maintained 89.03% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was classified as a Tier 1 Bank.

     The OTS has adopted new capital distribution regulations which will become effective on April 1, 1999. Under the new regulations, an application to and the prior approval of the Office of Thrift supervision will be required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for "expedited treatment" for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

     LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended December 31, 1998 was 10.54%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $97,500.

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

     TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

     STANDARDS FOR SAFETY AND SOUNDNESS. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement was $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

NEW JERSEY LAW

     The Commissioner regulates, among other things, the Bank's internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock. In addition, the Commissioner conducts periodic examinations of First Savings. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the FDIC.

     Recent federal and state legislative developments have reduced distinctions between commercial banks and SAIF-insured savings institutions in New Jersey with respect to lending and investment authority, as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

     New Jersey law provides that, upon satisfaction of certain triggering conditions, as determined by the Commissioner, insured institutions or savings and loan holding companies located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as stated under New Jersey law may acquire, or be acquired by New Jersey insured institutions or holding companies on either a regional or national basis. New Jersey law explicitly prohibits interstate branching.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past eight years. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

     BAD DEBT RESERVES. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The Bank's reserve for nonqualifying loans was computed using the Experience Method.

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

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

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

PERSONNEL

     As of December 31, 1998, the Bank had 83 full-time employees and 60 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employers to be good.

Item 2.  Properties.
--------------------

     The Bank conducts its business through eleven branch offices and one administrative office. Five offices have drive-up facilities. The Bank has automatic teller machines at nine of its eleven branch facilities. The following table sets forth information relating to each of the Bank's offices as of December 31, 1998. The total net book value of the Bank's premises and equipment at December 31, 1998 was $4.7 million.



                                                                Year                 Net
                         Location                           Office Opened          Book Value
---------------------------------------------------------  --------------      ------------------
                                                                                 (In thousands)
Executive Office
 591 Avenue C
 Bayonne, New Jersey.....................................       1985                 $   566
Branch Offices
 611 Avenue C
 Bayonne, New Jersey.....................................       1984                     769
 155 Broadway
 Bayonne, New Jersey.....................................       1973                     140
 175 Broadway
 Bayonne, New Jersey.....................................       1985                         (1)
 861 Broadway
 Bayonne, New Jersey.....................................       1962                     167
 987 Broadway
 Bayonne, New Jersey.....................................       1977                     292
 1475 Bergen Boulevard
 Fort Lee, New Jersey....................................       1990                         (2)
 544 Broadway
 Bayonne, New Jersey.....................................       1995                         (2)
 1930 Route 88
 Brick, New Jersey.......................................       1996                     370 (2)
 401 Washington Street
 Hoboken, New Jersey.....................................       1990                     424 (2)
 2518 Old Hooper Avenue
 Brick, New Jersey.......................................       1998                         (2)
 473 Spotswood-Englishtown Road
 Jamesburg, New Jersey...................................       1998                     687 (2)
 595-597 Avenue C
 Bayonne, New Jersey.....................................         (3)                    417
                                                                                     -------
 Net book value of properties............................                              3,832
 Furnishings and equipment...............................                                863
                                                                                     -------
   Total premises and equipment..........................                            $ 4,695
                                                                                     =======

------------------
(1) The net book value of the property is included in investment in real estate.
(2)    Leased Property.
(3)    To be renovated.

Item 3.  Legal Proceedings.
---------------------------

     The Bank is from time to time a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of any such existing litigation should not have material effect on the consolidated financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 1998 Annual Report to Stockholders on page 39 and is incorporated herein by reference.

Item 6.  Selected Financial Data.
---------------------------------

     The selected financial data appears under Selected Consolidated Financial Condition and Other Data of the Corporation in the Registrant's 1998 Annual Report to Stockholders on page 38and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1998 Annual Report to Stockholders on pages 7 through 13 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 1998 Annual Report to Stockholders on pages 14 through 36 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 at pages 6 through 17.


Item 11.  Executive Compensation.
---------------------------------

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 at pages 9 through 17, excluding the Stock Performance Graph and the Compensation Committee Report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 at pages 5 through 8.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 at page 17.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                            Page
                                                                            ----
(a)  The following documents are filed as a part of this report:

     (1)  Consolidated Financial Statements of Pamrapo Bancorp, Inc.
          are incorporated by reference to the indicated pages of the 1998 Annual Report to Stockholders.

Consolidated Statements of Financial Condition as of
     December 31, 1997 and 1998............................................    14

Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1997 and 1998......................................    15

Consolidated Statements of Comprehensive Income for
     the Years Ended December 31, 1996, 1997 and 1998......................    16

Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1996, 1997 and 1998..................    17

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1997 and 1998................................ 18-19

Notes to Consolidated Financial Statements................................. 20-35

Independent Auditors' Report...............................................    36

     The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.