Form 10-Q
period 1999-03-31
PAMRAPO BANCORP INC
filed 1999-05-17
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         _____________________________

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                               ---------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________________


                        Commission File Number  0-18014
                                                -------


         PAMRAPO BANCORP, INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                         22-2984813
-----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)

   611 Avenue C, Bayonne, New Jersey                        07002
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,          201-339-4600
including area code
                                     ----------------------------------------


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                          ---

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 1999.
                                         --------------

               $.01 par value common sock - 2,742,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX
                                                                          Page
PART I -  FINANCIAL INFORMATION                                           Number
                                                                        --------
  Item 1:  Financial Statements

           Consolidated Statements of Financial Condition at
           March 31, 1999 and December 31, 1998 (Unaudited)                 1


           Consolidated Statements of Income for the Three
           Months Ended March 31, 1999 and 1998 (Unaudited)                 2


           Consolidated Statements of Comprehensive Income for
           the Three Months Ended March 31, 1999 and 1998 (Unaudited)       3


           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998 (Unaudited)                      4-5


           Notes to Consolidated Financial Statements                       6


  Item 2:  Management's: Discussion and Analysis of Financial
           Condition and Results of Operations                           7-12

  Item 3:  Quantitative: and Qualitative Disclosure About Market Risk   13-14


PART II - OTHER INFORMATION                                             15-16


SIGNATURES                                                                 17

                     PAMRAPO BANCORP, INC.AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                 (Unaudited)

                                                                          March 31,            December 31,
                                                                        --------------        --------------
ASSETS                                                                       1999                  1998
-------                                                                 --------------        --------------

Cash and amounts due from depository institutions                       $   12,426,202         $  12,547,045
Interest-bearing deposits in other banks                                    14,300,000            15,500,000
                                                                        --------------         -------------
           Total cash and cash equivalents                                  26,726,202            28,047,045

Securities available for sale                                                9,261,157             9,651,512
Investment securities held to maturity;
 estimated fair value of $1,972,000 (1999)
 and $1,998,000 (1998)                                                       1,998,192             1,998,142
Mortgage-backed securities held to maturity; estimated
 fair value of $126,481,000 (1999) and $121,920,000 (1998)                 125,514,940           120,400,191
Loans receivable                                                           247,983,752           239,009,990
Foreclosed real estate                                                         834,224             1,237,097
Investment in real estate                                                      266,846               270,539
Premises and equipment                                                       4,648,891             4,695,440
Federal Home Loan Bank stock, at cost                                        3,243,200             3,097,200
Interest receivable                                                          2,445,524             2,364,340
Excess of cost over assets acquired                                            151,624               181,949
Other assets                                                                 2,718,535             2,520,712
                                                                          ------------          ------------
          Total assets                                                    $425,793,087          $413,474,157
                                                                          ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                             $337,615,076          $325,985,283
     Advances from Federal Home Loan Bank                                   28,583,100            28,583,100
     Other borrowed money                                                      246,994               252,535
     Advance payments by borrowers for taxes and insurance                   2,927,409             2,911,061
     Other liabilities                                                       6,473,769             5,969,273
                                                                          ------------          ------------
          Total liabilities                                                375,846,348           363,701,252
                                                                          ------------          ------------

Stockholders' equity:
     Preferred stock; authorized 3,000,000 shares;
     issued and outstanding - none                                                   -                     -
     Common stock; par value $.01; authorized 7,000,000 shares;
     3,450,000 shares issued; 2,842,924 shares outstanding                      34,500                34,500
     Paid-in capital in excess of par value                                 18,906,768            18,906,768
     Retained earnings - substantially restricted                           44,419,149            44,217,856
     Accumulated other comprehensive income -
      Unrealized gain on securities available for sale, net                     12,256                39,715
     Treasury stock, at cost; 607,076 shares                               (13,425,934)          (13,425,934)
                                                                          ------------          ------------
          Total stockholders' equity                                        49,946,739            49,772,905
                                                                          ------------          ------------
          Total liabilities and stockholders' equity                      $425,793,087          $413,474,157
                                                                          ============          ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                    -------------------------------
                                                                          1999             1998
                                                                    ------------       -----------
Interest income:
     Loans                                                          $  5,088,960       $ 4,741,404
     Mortgage-backed securities                                        2,050,070         2,231,183
     Investments and other interest-earning assets                       328,939           234,375
                                                                    ------------       -----------

           Total interest income                                       7,467,969         7,206,962
                                                                    ------------       -----------
Interest expense:
     Deposits                                                          2,788,714         2,813,725
     Advances and other borrowed money                                   419,206           220,114
                                                                    ------------       -----------
           Total intrest expense                                       3,207,920         3,033,839
                                                                    ------------       -----------

Net interest income                                                    4,260,049         4,173,123
Provision for loan losses                                                 75,000            75,000
                                                                    ------------       -----------
Net interest income after provision for loan losses                    4,185,049         4,098,123
                                                                    ------------       -----------
Non-interest income:
     Fees and service charges                                            245,482           202,087
     Miscellaneous                                                       122,561           136,546
                                                                    ------------       -----------
           Total   non-interest income                                   368,043           338,633
                                                                    ------------       -----------
Non-interest expenses:
     Salaries and employee benefits                                    1,541,789         1,399,473
     Net occupancy expense of premises                                   291,349           236,868
     Equipment                                                           269,099           242,956
     Advertising                                                          54,250            32,260
     Loss on foreclosed real estate                                        4,875            17,484
     Federal insurance premium                                            48,336            47,457
     Amortization of intangibles                                          30,325            30,325
     Miscellaneous                                                       609,586           609,315
                                                                    ------------       -----------
           Total  non-interest expenses                                2,849,609         2,616,138
                                                                    ------------       -----------

Income before income taxes                                             1,703,483         1,820,618
Income taxes                                                             613,776           665,633
                                                                    ------------       -----------
Net income                                                          $  1,089,707       $ 1,154,985
                                                                    ============       ===========
Net income per common share:
     Basic/diluted                                                  $       0.38       $      0.41
                                                                    ============       ===========
Dividends per common share                                          $     0.3125       $      0.28
                                                                    ============       ===========
Weighted average number of common shares
and common stock equivalents outstanding:
     Basic/diluted                                                     2,842,924         2,842,924
                                                                    ============       ===========

See notes to consolidated financial statements.

                    PAMRAPO BAMCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHRENSIVE INCOME
               ------------------------------------------------
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                    1999                1998
                                                                                ----------          -----------
Net income                                                                      $1,089,707          $1,154,985
                                                                                ----------          -----------

Other comprehensive income (loss), net of income taxes:
   Gross unrealized holding (loss) gain on
     securities available for sale                                                 (42,959)             24,814
   Deferred income taxes                                                            15,500              (8,900)
                                                                                ----------          -----------

   Other comprehensive (loss) income                                               (27,459)             15,914
                                                                                ----------          -----------

Comprehensive income                                                            $1,062,248          $1,170,899
                                                                                ==========          ===========

See notes to consolidated financial statements.

                     PAMRAPO BANCORP,INC.AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     1999             1998
                                                                                 ------------      ------------
Cash flows from operating activities:
  Net income                                                                     $  1,089,707      $  1,154,985
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation of premises and equipment
    and investment in real estate                                                     151,902           109,124
    Accretion of deferred fees, premiums and discounts, net                            10,203           (47,365)
    Provision for loan losses                                                          75,000            75,000
    Provision for losses on foreclosed real estate                                     25,000            12,000
    (Gain) on sales of foreclosed real estate                                         (25,512)           (1,826)
    (Increase) decrease in interest receivable                                        (81,184)           95,170
    (Increase) decrease in other assets                                              (182,323)          792,008
    Increase in other liabilities                                                     504,496         1,099,937
    Amortization of intangibles                                                        30,325            30,325
                                                                                 ------------        ----------
       Net cash provided by operating activities                                    1,597,614         3,319,358
                                                                                 ------------        ----------
Cash flow from investing activities:
  Proceeds from calls and maturities of securities available for sale                  -              1,000,000
  Principal repayments on securities available for sale                               351,610           242,139
  Purchases of securities available for sale                                          (15,474)          (19,504)
  Principal repayments on
    mortgage-backed securities held to maturity                                     9,899,421         6,715,467
   Purchases of mortgage-backed securities held to maturity                       (15,081,080)       (2,042,725)
   Purchases of loans                                                                  -               (108,000)
   Proceeds from sales of student loans                                                41,809            57,722
   Net change in loans receivable                                                  (8,752,654)       (4,835,051)
   Proceeds from sales of foreclosed real estate                                      133,385           190,326
   Additions to premises and equipment                                               (101,660)         (250,381)
   Purchase of Federal Home Loan Bank stock                                          (146,000)         (117,800)
                                                                                 -------------       -----------

       Net cash (used in) provided by investing activities                        (13,670,643)          832,193
                                                                                 --------------     ------------

See notes to consolidated financial statements.

                     PAMRAPO BANCORP,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                     ------------------------------------
                                 (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                      ------------------------------------
                                                                            1999                  1998
                                                                      --------------        --------------
Cash flows from financing activities:
  Net increase in deposits                                            $11,629,793            $1,633,882
  Net (decrease) in other borrowed money                                   (5,541)               (5,116)
  Net increase in payments by borrowers for taxes and insurance            16,348             1,626,461
  Cash dividends paid                                                    (888,414)             (796,019)
                                                                      --------------        --------------

       Net cash provided by financing activities                       10,752,186             2,459,208
                                                                      --------------        --------------

  Net (decrease) increase in cash and cash equivalents                 (1,320,843)            6,610,759
  Cash and cash equivalents - beginning                                28,047,045            13,306,794
                                                                      --------------        --------------
  Cash and cash equivalents - ending                                  $26,726,202           $19,917,553
                                                                      ==============        ==============

  Supplemental information:
    Transfer of loans receivable to foreclosed real estate            $   -                 $   260,883
                                                                      ==============        ==============
    Loans to facilitate sales of foreclosed real estate               $   270,000           $    -
                                                                      ==============        ==============
    Change in unrealized gain on securities available for sale, net   $   (27,459)          $    15,914
                                                                      ==============        ==============
     of deferred income taxes

    Cash paid during the period for:
      Income taxes                                                    $     -               $      -
                                                                      ==============        ==============
      Interest on deposits and borrowings                             $ 3,207,920           $ 3,033,839
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


2.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.


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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Corporation's assets at March 31, 1999 totalled $425.8 million, which represents an increase of $12.3 million or 2.97% as compared with $413.5 million at December 31, 1998.

Securities available for sale at March 31, 1999 decreased $391,000 or 4.05% to $9.3 million when compared with $9.7 million at December 31, 1998. The decrease during the three months ended March 31, 1999, resulted primarily from repayments on securities available for sale of $352,000 along with a decrease in net unrealized gains of $43,000.

Investment securities held to maturity remained unchanged at $2.0 million at March 31, 1999 and December 31, 1998. Mortgage-backed securities held to maturity increased $5.1 million or 4.24% to $125.5 million at March 31, 1999 when compared to $120.4 million at December 31, 1998. The increase during three months ended March 31, 1999, resulted from purchases of $15.1 million, which were sufficient to offset principal repayments of $9.9 million.

Net loans amounted to $248.0 million at March 31, 1999 as compared to $239.0 million at December 31, 1998, which represents an increase of $9.0 million or 3.77%. The increase, during the three months ended March 31, 1999, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate totalled $834,000 and $1.2 million at March 31, 1999 and December 31, 1998, respectively. During the three months ended March 31, 1999, two foreclosed real estate properties with a combined book value of $378,000 were sold. At March 31, 1999, foreclosed real estate consisted of eleven properties, five of which are under contract for sale.

Total deposits at March 31, 1999 totalled $337.6 million as compared with $326.0 million at December 31, 1998, representing an increase of $11.6 million or 3.56%.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $28.6 million at March 31, 1999 and December 31, 1998.

Stockholders' equity totalled $49.9 million and $49.8 million at March 31, 1999 and December 31, 1998, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

Net income decreased $65,000 or 5.63% to $1.090 million for the three months ended March 31, 1999 compared with $1.155 million for the same 1998 period. The decrease in net income during the 1999 period resulted from increases in total interest expense and non-interest expenses, which were partially offset by increases in total interest income and non-interest income and a decrease in income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998 (Cont'd.)

Interest income on loans increased by $348,000 or 7.34% to $5.089 million during the three months ended March 31, 1999 when compared with $4.741 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $30.3 million in the average balance of loans outstanding sufficient to offset a fifty-four basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $181,000 or 8.11% to $2.050 million during the three months ended March 31, 1999 when compared with $2.231 million for the same 1998 period. The decrease during the 1999 period resulted primarily from decreases of twenty-nine basis points in the yield earned on the mortgage-backed securities and $5.1 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets increased by $95,000 or 40.60% to $329,000 during the three months ended March 31, 1999, when compared to $234,000 during the same 1998 period primarily due to an increase of $10.2 million in the average balance of such assets outstanding sufficient to offset a one hundred and three basis point decrease in the yield earned on such portfolio.

Interest expense on deposits decreased $25,000 or 0.89% to $2.789 million during the three months ended March 31, 1999 when compared to $2.814 million during the same 1998 period. Such decrease was primarily attributable to a decrease of twenty six basis points in the cost of interest-bearing deposits sufficient to offset an increase of $18.5 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $199,000 or 90.45% to $419,000 during the three months ended March 31, 1999 when compared with $220,000 during the same 1998 period, primarily due to an increase of $15.0 million in the average balance of advances outstanding from the FHLB sufficient to offset a fifty-four basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $87,000 or 2.08% during the three months ended March 31, 1999 when compared with the same 1998 period. Such increase was due to an increase in total interest income of $261,000, sufficient to offset an increase in total interest expense of $174,000. The Bank's net interest rate spread decreased from 4.06% in 1998 to 3.79% in 1999. The decrease in the interest rate spread resulted from a decrease of forty-five basis points in the yield earned on interest-earning assets sufficient to offset an eighteen basis point decrease in the cost of interest-bearing liabilities.

During the three months ended March 31, 1999 and 1998, the Bank provided $75,000 each as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 1999, December 31, 1998 and March 31, 1998, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $5.1 million or 1.19% of total assets, $4.6 million or 1.11% of total assets and $6.0 million or 1.57% of total assets, respectively. At March 31, 1999, $1.2 million of non-performing loans were accruing interest and $3.9 million were on non-accrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 1999 and 1998, the Bank charged off loans aggregating $1,000 and $133,000, respectively. The allowance for loan losses amounted to $2.4 million at March 31, 1999, representing 0.97% of total loans and 47.1% of loans delinquent ninety days or more and $2.3 million at December 31, 1998, representing 0.94% of total loans and 50.0% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998 (Cont'd.)

Non-interest income increased $29,000 or 8.55% to $368,000 during the three months ended March 31, 1999 from $339,000 during the same 1998 period. The increase resulted from an increase in fees and service charges of $43,000, sufficient to offset a decrease in miscellaneous income of $14,000.

Non-interest expenses increased by $234,000 or 8.94% to $2.8 million during the three months ended March 31, 1999 when compared with $2.6 million during the same 1998 period. Salaries and employee benefits, net occupancy expense, equipment, advertising and federal insurance premium increased $143,000, $54,000, $26,000, $22,000 and $1,000, respectively, which was sufficient to offset a decrease in loss on foreclosed real estate of $12,000 during the 1999 period when compared with the same 1998 period. The 1999 non-interest expenses include increased operating costs resulting from opening a new branch office in Jamesburg, New Jersey in October 1998.

Income taxes totalled $614,000 and $666,000 during the three months ended March 31, 1999 and 1998, respectively. The decrease during the 1999 period resulted from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 9.96% during the month of March 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at March 31, 1999 amounted to $14.3 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources (Cont'd.)

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:


                                                                                 Three Months Ended March 31,
                                                                            ------------------------------------
                                                                              1999                      1998
                                                                            ---------                 ----------
                                                                                       (In Thousands)
Cash and cash equivalents - beginning                                        $ 28,047                    $13,307
                                                                             --------                    -------
Operating activities:
     Net income                                                                 1,090                      1,155
     Adjustments to reconcile net income to
      net cash provided by operating activities                                   508                      2,164
                                                                             --------                    -------

Net cash provided by operating activities                                       1,598                      3,319

Net cash (used in) provided by investing activities                           (13,671)                       832

Net cash provided by financing activities                                      10,752                      2,460
                                                                             --------                    -------

Net (decrease) increase in cash and cash equivalent                            (1,321)                     6,611
                                                                             --------                    -------

Cash and cash equivalents - ending                                           $ 26,726                    $19,918
                                                                             ========                    =======

Cash was generated by operating activities during the three months ended March 31, 1999. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 1999 and 1998 amounted to $888,000 and $796,000, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $248.0 million and $239.0 million at March 31, 1999 and December 31, 1998, respectively. Securities available for sale totalled $9.3 million and $9.7 million at March 31, 1999 and December 31, 1998, respectively. Mortgage-backed securities held to maturity totalled $125.5 million and $120.4 million at March 31, 1999 and December 31, 1998, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 1999, advances from the FHLB amounted to $28.6 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 1999, the Bank has outstanding commitments to originate mortgage loans of $15.6 million and to purchase mortgage-backed securities of $2.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999, totalled $138.2 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at March 31, 1999, as compared to the minimum regulatory capital requirements:

                                                                                                              To Be Well
                                                                                                              Capitalized
                                                                                                              Under Prompt
                                                                                 Minimum Capital               Corrective
                                                            Actual                Requirements             Actions Provisions
                                                ---------------------------   ----------------------    ------------------------
                                                    Amount         Ratio        Amount       Ratio         Amount      Ratio
                                                -------------   -----------   ---------    ---------    -----------  -----------
Total Capital
  (to risk-weighted assets)                         $44,196        21.07%       $16,779      8.00%         $20,974     10.00%

Tier 1 Capital
  (to risk-weighted assets)                          42,560        20.29%             -         -           12,584      6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                         42,560        10.03%        16,977      4.00%          21,221      5.00%

Tangible Capital
  (to adjusted total assets)                         42,560        10.03%         6,366      1.50%               -         -

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

Impact of the Year 2000 Issue


The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs that would have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, or engage in similar normal business activities.

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

The Bank has initiated formal communications with all or its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Bank expects to complete the Year 2000 project no later than June 30, 1999. To date, the Bank has incurred costs of approximately $300,000 related to the assessment of and preliminary efforts in connection with its Year 2000 project and the development of a remediation plan. It is anticipated that additional costs related to Y2K compliance will not exceed $100,000. The Bank has completed general and branch operating contingency plans in the event of unforeseen problems. In the event that any of the Bank's major customers, significant suppliers, or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Bank's business or operations could be adversely affected. There can be no assurances, however, that such plans or the performances by any of the Bank's suppliers and vendors will be effective to remedy all potential problems.

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 1998, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                                                                                     NPV as
Change in                                                                     Percent of Portfolio
Interest Rates                    Net Portfolio Value                           Value of Assets
                     --------------------------------------------    -----------------------------------
In Basis Points                        Dollar          Percent            NPV               Change In
(Rate Shock)           Amount          Change           Change           Ratio            Basis Points
---------------      -----------   -------------    -------------    -------------      ----------------
                                                   (Dollars in Thousands)
      400             $28,663        $(28,642)           (50)             7.26%               (610)
      300              36,407         (20,897)           (36)             9.02                (434)
      200              44,194         (13,110)           (23)            10.70                (266)
      100              51,349          (5,955)           (10)            12.18                (118)
     Static            57,304               -              -             13.36                   -
     -100              62,083           4,779              8             14.26                  90
     -200              66,550           9,245             16             15.07                 171
     -300              72,241          14,936             26             16.08                 272
     -400              77,787          20,482             36             17.03                 367

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


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Annual Stockholders' Meeting was held on April 28, 1999. The following matters were submitted to the stockholders:


               1.  Election of two directors:

                    A. Directors elected at the meeting for terms to expire in 2002.

                                                         Number of Shares
                                                     ------------------------
                                                         For       Withheld
                                                     ----------  ------------
                         Mr. Daniel J. Masarelli     2,613,800      33,308
                         Mr. Francis J. O'Donnell    2,611,545      35,563


                    The following directors' terms of office as a director continued after the meeting:

                         (i)   Mr. William J. Campbell
                         (ii)  Mr. John A. Morecraft
                         (iii) Dr. Jamie Portela
                         (iv)  Mr. James Kennedy

                             PAMRAPO BANCORP, INC.

                               PART II (Cont'd.)


ITEM 4. Submission of Matters to a Vote of Security Holders (Cont'd.)
        ---------------------------------------------------


                                                                                    Number of Shares
                                                                            --------------------------------
                                                                                For      Against   Abstained
                                                                            ----------  --------- ----------
               2.  The ratification of Radies & Co., LLC
                   as independent auditors of the
                   Corporation for the fiscal year
                   ending December 31, 1999.                                 2,608,752    33,522     4,834

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



                                 PAMRAPO BANCORP, INC.


Date: May 17, 1999               By /s/ William J. Campbell
                                   --------------------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer



Date: May 17, 1999               By: /s/ Gary J. Thomas
                                    --------------------------------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer