Form 10-Q
period 1999-06-30
PAMRAPO BANCORP INC
filed 1999-08-16
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                           ________________________

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                               ------------------------------------------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  _________  to _________________________________



                        Commission File Number 0-18014
                                               -------

         PAMRAPO BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                           22-2984813
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification Number)

   611 Avenue C, Bayonne, New Jersey                            07002
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number,             201-339-4600
including area code             -----------------------------------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ________
                                              ---


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 1999.
                                         -------------

         $.01 par value common stock  -  2,742,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX


                                                                                                              Page
PART I -  FINANCIAL INFORMATION                                                                              Number
                                                                                                         --------------
          Consolidated Statements of Financial Condition
           at June 30, 1999 and December 31, 1998 (Unaudited)                                                   1



          Consolidated Statements of Income for the
           Three Months and Six Months Ended
           June 30, 1999 and 1998 (Unaudited)                                                                   2



          Consolidated Statements of Comprehensive Income
           for the Three Months and Six Months Ended
           June 30, 1999 and 1998 (Unaudited)                                                                   3



          Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1999 and 1998 (Unaudited)                                                4 - 5


          Notes to Consolidated Financial Statements                                                            6



Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                      7 - 13



Item 3:   Quantitative and Qualitative Disclosure About Market Risk                                          14 - 15



PART II - OTHER INFORMATION                                                                                  16 - 17



SIGNATURES                                                                                                     18

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)

                                                                                   June 30,          December 31,
ASSETS                                                                               1999                1998
------                                                                          --------------      -------------
Cash and amounts due from depository institutions                               $   10,780,250      $   12,547,045
Interest-bearing deposits in other banks                                            13,200,000          15,500,000
                                                                                --------------      --------------

         Total cash and cash equivalents                                            23,980,250          28,047,045

Securities available for sale                                                        8,843,056           9,651,512
Investment securities held to maturity; estimated
 fair value of $3,835,000 (1999) and $1,998,000 (1998)                               3,995,766           1,998,142
Mortgage-backed securities held to maturity; estimated
  fair value of $120,270,000 (1999) and $121,920,000 (1998)                        121,257,156         120,400,191
Loans receivable                                                                   262,445,707         239,009,990
Foreclosed real estate                                                                 668,224           1,237,097
Investment in real estate                                                              263,154             270,539
Premises and equipment                                                               4,625,773           4,695,440
Federal Home Loan Bank stock, at cost                                                3,243,200           3,097,200
Interest receivable                                                                  2,450,298           2,364,340
Excess of cost over assets acquired                                                    121,299             181,949
Other assets                                                                         2,674,418           2,520,712
                                                                                --------------      --------------

         Total assets                                                           $  434,568,301      $  413,474,157
                                                                                ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                  $  349,301,951      $  325,985,283
      Advances from Federal Home Loan Bank of New York                              28,583,100          28,583,100
      Other borrowed money                                                             241,343             252,535
      Advance payments by borrowers for taxes and insurance                          2,923,897           2,911,061
      Other liabilities                                                              5,638,557           5,969,273
                                                                                --------------      --------------

         Total liabilities                                                         386,688,848         363,701,252
                                                                                --------------      --------------

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
       issued and outstanding - none                                                         -                   -
      Common stock; par value $.01; authorized 7,000,000 shares;
       3,450,000 shares issued; 2,742,924 shares and 2,842,924
       shares, respectively, outstanding                                                34,500              34,500
      Paid-in capital in excess of par value                                        18,906,768          18,906,768
      Retained earnings - substantially restricted                                  44,779,635          44,217,856
      Unrealized (loss) gain on securities available for sale                          (40,516)             39,715
      Treasury stock, at cost; 707,076 shares and 607,076
        shares, respectively                                                       (15,800,934)        (13,425,934)
                                                                                --------------      --------------

         Total stockholders' equity                                                 47,879,453          49,772,905
                                                                                --------------      --------------

         Total liabilities and stockholders' equity                             $  434,568,301      $  413,474,157
                                                                                ==============      ==============


See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    --------------------------------------
                                  (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                             --------------------------------   --------------------------------
                                                                  1999             1998              1999              1998
                                                             --------------   --------------    ---------------   --------------
Interest income:
      Loans                                                  $    5,380,044   $    4,754,454    $    10,469,004   $    9,495,858
      Mortgage-backed securities                                  2,096,554        2,089,683          4,146,624        4,320,866
      Investments and other interest-earning assets                 344,897          260,962            673,836          495,337
                                                             --------------   --------------    ---------------   --------------

              Total interest income                               7,821,495        7,105,099         15,289,464       14,312,061
                                                             --------------   --------------    ---------------   --------------

Interest expense:
      Deposits                                                    2,935,295        2,815,053          5,724,009        5,628,778
      Advances and other borrowed money                             423,697          222,313            842,903          442,427
                                                             --------------   --------------    ---------------   --------------

              Total interest expense                              3,358,992        3,037,366          6,566,912        6,071,205
                                                             --------------   --------------    ---------------   --------------

Net interest income                                               4,462,503        4,067,733          8,722,552        8,240,856
Provision for loan losses                                            75,000           75,000            150,000          150,000
                                                             --------------   --------------    ---------------   --------------

Net interest income after provision for loan losses               4,387,503        3,992,733          8,572,552        8,090,856
                                                             --------------   --------------    ---------------   --------------

Non-interest income:
      Fees and service charges                                      264,721          215,497            510,203          417,584
      Miscellaneous                                                 173,129           87,972            295,690          224,518
                                                             --------------   --------------    ---------------   --------------

              Total non-interest income                             437,850          303,469            805,893          642,102
                                                             --------------   --------------    ---------------   --------------

Non-interest expenses:
      Salaries and employee benefits                              1,540,110        1,369,977          3,081,899        2,769,450
      Net occupancy expense of premises                             283,726          269,067            575,075          505,935
      Equipment                                                     267,830          255,820            536,929          498,776
      Advertising                                                    78,120           37,078            132,370           69,338
      Loss on foreclosed real estate                                 23,222           50,081             28,097           67,565
      Federal insurance premium                                      49,127           52,736             97,463          100,193
      Amortization of intangibles                                    30,325           30,325             60,650           60,650
      Miscellaneous                                                 632,563          606,202          1,242,149        1,215,517
                                                             --------------   --------------    ---------------   --------------

              Total non-interest expenses                         2,905,023        2,671,286          5,754,632        5,287,424
                                                             --------------   --------------    ---------------   --------------

Income before income taxes                                        1,920,330        1,624,916          3,623,813        3,445,534
Income taxes                                                        702,680          585,377          1,316,456        1,251,010
                                                             --------------   --------------    ---------------   --------------

Net income                                                   $    1,217,650   $    1,039,539    $     2,307,357   $    2,194,524
                                                             ==============   ==============    ===============   ==============

Net income per common share:
      Basic/diluted                                          $         0.44   $         0.36             $ 0.82   $         0.77
                                                             ==============   ==============    ===============   ==============

Dividends per common share                                   $       0.3125   $         0.28    $        0.6250   $         0.56
                                                             ==============   ==============    ===============   ==============

Weighted average number of common shares and common
  stock equivalents outstanding:
      Basic/diluted                                               2,770,397        2,842,924          2,806,460        2,842,924
                                                             ==============   ==============    ===============   ==============

See notes to financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (UNAUDITED)

                                                                   Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                             -------------------------------    --------------------------------
                                                                  1999             1998               1999             1998
                                                             --------------   --------------    ---------------   --------------
Net income                                                   $    1,217,650   $    1,039,539    $     2,307,357   $    2,194,524
                                                             --------------   --------------    ---------------   --------------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                               (82,472)          37,252           (125,431)          62,066
      Deferred income taxes                                          29,700          (13,500)            45,200          (22,400)
                                                             --------------   --------------    ---------------   --------------

Other comprehensive (loss) income                                   (52,772)          23,752            (80,231)          39,666
                                                             --------------   --------------    ---------------   --------------

Comprehensive income                                         $     1,164,878  $    1,063,291    $     2,227,126   $    2,234,190
                                                             ===============  ==============    ===============   ==============

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                             -----------------------------------
                                                                                                   1999               1998
                                                                                             ----------------   ----------------
Cash flows from operating activities:
     Net income                                                                                 $   2,307,357      $   2,194,524
     Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate                          305,321            228,249
        Accretion of deferred fees, premiums and discounts, net                                       (21,600)           (98,838)
        Provision for loan losses                                                                     150,000            150,000
        Provision for losses on foreclosed real estate                                                 50,000             22,000
        (Gain) on sales of foreclosed real estate                                                     (39,177)           (18,185)
        (Increase) decrease in interest receivable                                                    (85,958)           189,621
        (Increase) decrease in other assets                                                          (108,506)           583,788
        (Decrease) increase in other liabilities                                                     (330,716)         2,180,320
        Amortization of intangibles                                                                    60,650             60,650
                                                                                                -------------      -------------

            Net cash provided by operating activities                                               2,287,371          5,492,129
                                                                                                -------------      -------------
Cash flow from investing activities:
     Proceeds from calls and maturities of securities available for sale                                    -          1,000,000
     Principal repayments on securities available for sale                                            694,204            542,803
     Purchases of securities available for sale                                                       (31,105)           (35,509)
     Purchases of investment securities held to maturity                                           (1,997,500)                 -
     Principal repayments on mortgage-backed securities held to maturity                           18,116,460         15,402,224
     Purchases of mortgage-backed securities held to maturity                                     (19,098,971)        (5,033,763)
     Purchases of loans                                                                              (131,000)          (108,000)
     Proceeds from sales of student loans                                                              83,982             82,612
     Net change in loans receivable                                                               (23,061,251)       (12,512,448)
     Proceeds from sales of foreclosed real estate                                                    247,550            301,350
     Additions to premises and equipment and investment in real estate                               (228,269)          (674,064)
     Purchase of Federal Home Loan Bank of New York stock                                            (146,000)          (117,800)
                                                                                                -------------      -------------

            Net cash (used in) investing activities                                               (25,551,900)        (1,152,595)
                                                                                                -------------      -------------
Cash flows from financing activities:
     Net increase in deposits                                                                      23,316,668         14,607,961
     Net (decrease) in other borrowed money                                                           (11,192)           (10,334)
     Net increase in payments by borrowers for taxes and insurance                                     12,836            136,441
     Purchase of treasury stock                                                                    (2,375,000)                 -
     Cash dividends paid                                                                           (1,745,578)        (1,592,037)
                                                                                                -------------      -------------

            Net cash provided by financing activities                                              19,197,734         13,142,031
                                                                                                -------------      -------------

Net (decrease) increase in cash and cash equivalents                                               (4,066,795)        17,481,565
Cash and cash equivalents - beginning                                                              28,047,045         13,306,794
                                                                                                -------------      -------------

Cash and cash equivalents - ending                                                               $ 23,980,250       $ 30,788,359
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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                ---------------------------------
                                                                                                     1999               1998
                                                                                                --------------    ---------------
Supplemental information:
     Transfer of loans receivable to foreclosed real estate                                       $   45,000         $  465,248
                                                                                                  ==========         ==========

     Loans to facilitate sales of foreclosed real estate                                          $  355,500         $  126,000
                                                                                                  ==========         ==========

     Unrealized (loss) gain on securities available for sale                                      $  (80,231)        $   39,666
                                                                                                  ==========         ==========

     Cash paid during the period for:
        Income taxes                                                                              $1,061,654         $1,134,309
                                                                                                  ==========         ==========

        Interest on deposits and borrowings                                                       $6,566,912         $6,071,205
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


2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.


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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Changes in Financial Condition

The Corporation's assets at June 30, 1999 totalled $434.6 million, which represents an increase of $21.1 million or 5.10% as compared with $413.5 million at December 31, 1998.

Securities available for sale at June 30, 1999 decreased $809,000 or 8.38% to $8.8 million when compared with $9.7 million at December 31, 1998. The decrease during the six months ended June 30, 1999, resulted primarily from repayments on securities available for sale of $694,000 along with net unrealized losses of $125,000.

Investment securities held to maturity increased $2.0 million to $4.0 million at June 30, 1999 when compared with $2.0 million at December 31, 1998, resulting from the purchase of a $2.0 million FHLMC obligation. Mortgage-backed securities held to maturity increased $857,000 or .71% to $121.3 million at June 30, 1999 when compared to $120.4 million at December 31, 1998. The increase during six months ended June 30, 1999, resulted primarily from purchases of $19.1 million, which were sufficient to offset principal repayments of $18.1 million.

Net loans amounted to $262.4 million at June 30, 1999 as compared to $239.0 million at December 31, 1998, which represents an increase of $23.4 million or 9.79%. The increase, during the six months ended June 30, 1999, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate totalled $668,000 and $1.2 million at June 30, 1999 and December 31, 1998, respectively. During the six months ended June 30, 1999, four foreclosed real estate properties with a combined book value of $564,000 were sold. At June 30, 1999, foreclosed real estate consisted of ten properties, five of which are under contract for sale.

Total deposits at June 30, 1999 totalled $349.3 million as compared with $326.0 million at December 31, 1998, representing an increase of $23.3 million or 7.15%.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $28.6 million at June 30, 1999 and December 31, 1998.

Stockholders' equity totalled $47.9 million and $49.8 million at June 30, 1999 and December 31, 1998, respectively. In April 1999, the Corporation repurchased 100,000 of its outstanding common stock at a price of $23.75 per share, or $2,375,000 in the aggregate.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

Net income increased $178,000 or 17.12% to $1.2 million for the three months ended June 30, 1999 compared with $1.0 million for the same 1998 period. The increase in net income during the 1999 period resulted from increases in total interest income and non-interest income, which were partially offset by increases in total interest expense, non-interest expense and income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended June 30, 1999 and 1998 (Cont'd.)

Interest income on loans increased by $626,000 or 13.17% to $5.4 million during the three months ended June 30, 1999 when compared with $4.8 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $35.6 million in the average balance of loans outstanding sufficient to offset a twenty-four basis point decrease in the yield earned on the loan portfolio. During the three months ended June 30, 1999, the Bank recovered approximately $150,000 in interest on loans which were on non-accrual status. Interest on mortgage-backed securities remained unchanged at $2.1 million during the three months ended June 30, 1999 and 1998. During the 1999 period, a decrease of twenty-five basis points in the yield earned on the mortgage-backed securities was offset by an increase of $5.4 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets increased by $84,000 or 32.18% to $345,000 during the three months ended June 30, 1999, when compared to $261,000 during the same 1998 period primarily due to an increase of $7.0 million in the average balance of such assets outstanding, which more than offset a fifty-two basis point decrease in the yield earned on such portfolio.

Interest expense on deposits increased $120,000 or 4.26% to $2.9 million during the three months ended June 30, 1999 when compared to $2.8 million during the same 1998 period. Such increase was primarily attributable to an increase of $29.2 million in the average balance of interest-bearing deposits sufficient to offset a decrease of nineteen basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $202,000 or 90.99% to $424,000 during the three months ended June 30, 1999 when compared with $222,000 during the same 1998 period, primarily due to an increase of $15.2 million in the average balance of advances outstanding from the FHLB sufficient to offset a sixty-seven basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $395,000 or 9.71% during the three months ended June 30, 1999 when compared with the same 1998 period. Such increase was due to an increase in total interest income of $717,000, sufficient to offset an increase in total interest expense of $322,000. The Bank's net interest rate spread decreased to 3.87% in 1999 from 3.96% in 1998. The decrease in the interest rate spread resulted from a decrease of twenty-two basis points in the yield earned on interest-earning assets partially offset by a thirteen basis point decrease in the cost of interest-bearing liabilities.

During the three months ended June 30, 1999 and 1998, the Bank provided $75,000 each as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1999, December 31, 1998 and June 30, 1998, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.5 million or 1.04% of total assets, $4.6 million or 1.11% of total assets and $5.2 million or 1.31% of total assets, respectively. At June 30, 1999, $1.4 million of non-performing loans were accruing interest and $3.1 million were on non-accrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 1999 and 1998, the Bank charged off loans aggregating $355,000 and $177,000, respectively. The allowance for loan losses amounted to $2.1 million at June 30, 1999, representing 0.78% of total loans and 46.7% of loans delinquent ninety days or more and $2.3 million at December 31, 1998, representing 0.94% of total loans and 50.0% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended June 30, 1999 and 1998 (Cont'd.)

Non-interest income increased $135,000 or 44.6% to $438,000 during the three months ended June 30, 1999 from $303,000 during the same 1998 period. The increase resulted from increases in fees and service charges of $50,000, and miscellaneous income of $85,000.

Non-interest expenses increased by $234,000 or 8.76% to $2.9 million during the three months ended June 30, 1999 when compared with $2.7 million during the same 1998 period. Salaries and employee benefits, net occupancy expense, equipment, advertising and miscellaneous increased $170,000, $15,000, $12,000, $41,000 and $27,000, respectively, which was sufficient to offset decreases in loss on foreclosed real estate and federal insurance premium of $27,000 and $4,000, respectively, during the 1999 period when compared with the same 1998 period. The 1999 non-interest expenses include increased operating costs resulting from opening a new branch office in Jamesburg, New Jersey in October 1998.

Income taxes totalled $703,000 and $585,000 during the three months ended June 30, 1999 and 1998, respectively. The increase during the 1999 period resulted from an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

Net income increased $112,000 or 5.10% to $2.3 million for the six months ended June 30, 1999 compared with $2.2 million for the same 1998 period. The increase in net income during the 1999 period resulted from increases in total interest income and non-interest income, which were partially offset by increases in total interest expense, non-interest expense and income taxes.

Interest income on loans increased by $973,000 or 10.25% to $10.5 million during the six months ended June 30, 1999 when compared with $9.5 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $33.0 million in the average balance of loans outstanding sufficient to offset a thirty-eight basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $174,000 or 4.03% to 4.1 million during the six months ended June 30, 1999 when compared with $4.3 million for the same 1998 period. The decrease during the 1999 period resulted primarily from a decrease of twenty-eight basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $179,000 or 36.16% to $674,000 during the six months ended June 30, 1999, when compared to $495,000 during the same 1998 period primarily due to an increase of $8.5 million in the average balance of such assets outstanding sufficient to offset a seventy-nine basis point decrease in the yield earned on such portfolio.

Interest expense on deposits increased $95,000 or 1.69% to $5.7 million during the six months ended June 30, 1999 when compared to $5.6 million during the same 1998 period. Such increase was primarily attributable to an increase of $24.0 million in the average balance of interest-bearing deposits sufficient to offset a twenty-three basis point decline in cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $401,000 or 90.72% to $843,000 during the six months ended June 30, 1999 when compared with $442,000 during the same 1998 period, primarily due to an increase of $15.2 million in the average balance of advances outstanding from the FHLB sufficient to offset a sixty-six basis point decrease in the cost of advances and other borrowed money.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998 (Cont'd.)

Net interest income increased $482,000 or 5.85% during the six months ended June 30, 1999 when compared with the same 1998 period. Such increase was due to an increase in total interest income of $977,000, sufficient to offset an increase in total interest expense of $496,000. The Bank's net interest rate spread decreased to 3.83% in 1999 from 4.00% in 1998. The decrease in the interest rate spread resulted from a decrease of thirty-three basis points in the yield earned on interest-earning assets sufficient to offset a sixteen basis point decrease in the cost of interest-bearing liabilities.

During the six months ended June 30, 1999 and 1998, the Bank provided $150,000 each as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1999, December 31, 1998 and June 30, 1998, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.5 million or 1.04% of total assets, $4.6 million or 1.11% of total assets and $5.2 million or 1.31% of total assets, respectively. At June 30, 1999, $1.4 million of non-performing loans were accruing interest and $3.1 million were on non-accrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the six months ended June 30, 1999 and 1998, the Bank charged off loans aggregating $356,000 and $310,000, respectively. The allowance for loan losses amounted to $2.1 million at June 30, 1999, representing 0.78% of total loans and 46.7% of loans delinquent ninety days or more and $2.3 million at December 31, 1998, representing 0.94% of total loans and 50.0% of loans delinquent ninety days or more.

Non-interest income increased $164,000 or 25.55% to $806,000 during the six months ended June 30, 1999 from $642,000 during the same 1998 period. The increase resulted from increases in fees and service charges of $93,000 and miscellaneous income of $71,000.

Non-interest expenses increased by $468,000 or 8.85% to $5.8 million during the six months ended June 30, 1999 when compared with $5.3 million during the same 1998 period. Salaries and employee benefits, net occupancy expense, equipment, advertising and miscellaneous increased $313,000, $69,000, $38,000, $63,000, and $26,000 respectively, which was sufficient to offset decreases in loss on foreclosed real estate and federal insurance premium of $39,000 and $3,000, respectively, during the 1999 period when compared with the same 1998 period. The 1999 non-interest expenses include increased operating costs resulting from opening a new branch office in Jamesburg, New Jersey in October 1998.

Income taxes totalled $1.32 million and $1.25 million during the six months ended June 30, 1999 and 1998, respectively. The increase during the 1999 period resulted from an increase in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 7.83% during the month of June 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows,

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources (Cont'd.)

payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at June 30, 1999 amounted to $13.2 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below:

                                                                                  Six Months Ended June 30,
                                                                               -------------------------------
                                                                                   1999              1998
                                                                               -------------     -------------
                                                                                       (In Thousands)
     Cash and cash equivalents - beginning                                        $ 28,047          $ 13,307
                                                                                  --------          --------
     Operating activities:
          Net income                                                                 2,307             2,195
          Adjustments to reconcile net income to
           net cash provided by operating activities                                   (20)            3,297
                                                                                  --------          --------

     Net cash provided by operating activities                                       2,287             5,492

     Net cash (used in) investing activities                                       (25,552)           (1,153)

     Net cash provided by financing activities                                      19,198            13,142
                                                                                  --------          --------

     Net (decrease) increase in cash and cash equivalents                           (4,067)           17,481
                                                                                  --------          --------

     Cash and cash equivalents - ending                                           $ 23,980          $ 30,788
                                                                                  ========          ========

Cash was generated by operating activities during the six months ended June 30, 1999. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 1999 and 1998 amounted to $1.7 million and $1.6 million, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $262.4 million and $239.0 million at June 30, 1999 and December 31, 1998, respectively. Mortgage-backed securities held to maturity totalled $121.3 million

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources (Cont'd.)

and $120.4 million at June 30, 1999 and December 31, 1998, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 1999, advances from the FHLB amounted to $28.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1999, the Bank has outstanding commitments to originate mortgage loans of $11.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999, totalled $145.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at June 30, 1999, as compared to the minimum regulatory capital requirements:

                                                                                                             To Be Well
                                                                                                             Capitalized
                                                                                                            Under Prompt
                                                                             Minimum Capital                 Corrective
                                                   Actual                     Requirements               Actions Provisions
                                          -------------------------     -------------------------     -------------------------
                                            Amount         Ratio          Amount         Ratio          Amount         Ratio
                                          -----------    ----------     -----------    ----------     ----------     ----------
Total Capital
  (to risk-weighted assets)                 $ 45,490         20.99%       $ 17,340          8.00%       $ 21,675         10.00%

Tier 1 Capital
  (to risk-weighted assets)                 $ 43,852         20.23%         -              -            $ 13,005          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                $ 43,852         10.12%       $ 17,331          4.00%       $ 21,664          5.00%

Tangible Capital
  (to adjusted total assets)                $ 43,852         10.12%        $ 6,499          1.50%         -              -

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Thrift Rechartering Legislation

From time to time, legislation regarding elimination of or changes to the federal thrift charter and related issues is brought before Congress. The Bank, whose deposits are insured by Savings Associations Insurance Fund ("SAIF"), is unable to predict whether such legislation will be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund ("BIF") or SAIF funds will eventually merge.

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

Based on an internal assessment, the Bank determined that it would be required to modify or replace portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. These modifications and replacements are substantially complete and tested. Should the system fail to perform adequately on January 1, 2000 or thereafter, such failure may have a material impact on the operations of the Bank.

The Bank has conducted formal communications with all or its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Bank utilized both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. To date, the Bank has incurred costs of approximately $325,000 related to the assessment of and preliminary efforts in connection with its Year 2000 project and the development of a remediation plan. It is anticipated that additional costs related to Y2K compliance will not exceed $25,000. The Bank has completed general and branch operating contingency plans in the event of unforeseen problems. In the event that any of the Bank's major customers, significant suppliers, or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Bank's business or operations could be adversely affected. There can be no assurances, however, that such plans or the performances by any of the Bank's suppliers and vendors will be effective to remedy all potential problems.

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 1999, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                                                       NPV as
              Change in                                                         Percent of Portfolio
            Interest Rates                Net Portfolio Value                     Value of Assets
                               ------------------------------------------    ---------------------------
           In Basis Points                       Dollar         Percent        NPV           Change
             (Rate Shock)       Amount           Change         Change        Ratio      Basis Points
        -------------------    --------        ----------      ----------    ---------   ---------------
                               (Dollars in Thousands)
                300              $ 35,518        $ (22,265)          (39)       8.58 %            (456)
                200                43,787          (13,996)          (24)      10.34              (280)
                100                51,480           (6,302)          (11)      11.91              (123)
             Static                57,783             -               -        13.13                 -
               -100                63,619            5,836            10       14.22               109
               -200                68,908           11,126            19       15.17               204
               -300                75,179           17,397            30       16.27               313

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


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

       This information was reported in the Corporation's Form 10-Q for the quarter ended March 31, 1999.


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



                                      PAMRAPO BANCORP, INC.


Date:   August 15, 1999               By: /s/ William J. Campbell
     ------------------------            ---------------------------------------
                                         William J. Campbell
                                         President and Chief Executive Officer



Date:   August 15, 199                By: /s/ Gary J. Thomas
     ------------------------            ---------------------------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer