Form 10-Q
period 1999-09-30
PAMRAPO BANCORP INC
filed 1999-11-10
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                   FORM 10-Q
(Mark One)

-----
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                               -------------------------------------------------

                                      OR

-----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

 For the transition period from            to
                               -----------    ----------------------------------


                        Commission File Number 0-18014
                                               -------

          PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                         22-2984813
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                         Identification Number)

     611 Avenue C, Bayonne, New Jersey                      07002
--------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including         201-339-4600
 area code
                                          --------------------------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                               ---


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 1999.
                                          ----------------

          $.01 par value common stock - 2,742,924 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION                                              Number
                                                                            ------
          Consolidated Statements of Financial Condition
           at September 30, 1999 and December 31, 1998 (Unaudited)            1

          Consolidated Statements of Income for the
           Three Months and Nine Months Ended
           September 30, 1999 and 1998 (Unaudited)                            2

          Consolidated Statements of Comprehensive Income
           for the Three Months and Nine Months Ended
           September 30, 1999 and 1998 (Unaudited)                            3

          Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1999 and 1998 (Unaudited)        4 - 5

          Notes to Consolidated Financial Statements                          6

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7 - 13

Item 3:   Quantitative and Qualitative Disclosure About Market Risk       14 - 15

PART II - OTHER INFORMATION                                               16 - 17

SIGNATURES                                                                   18

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)

                                                                    September 30,          December 31,
ASSETS                                                                   1999                 1998
------                                                              -------------         -------------
Cash and amounts due from depository institutions                   $  10,405,484         $  12,547,045
Interest-bearing deposits in other banks                                7,000,000            15,500,000
                                                                    -------------         -------------

        Total cash and cash equivalents                                17,405,484            28,047,045

Securities available for sale                                           6,625,008             9,651,512
Investment securities held to maturity; estimated
 fair value of $9,744,000 (1999) and $1,998,000 (1998)                  9,995,854             1,998,142
Mortgage-backed securities held to maturity; estimated
 fair value of $122,215,000 (1999) and $121,920,000 (1998)            123,950,951           120,400,191
Loans receivable                                                      268,143,715           239,009,990
Foreclosed real estate                                                    335,195             1,237,097
Investment in real estate                                                 259,461               270,539
Premises and equipment                                                  4,552,756             4,695,440
Federal Home Loan Bank stock, at cost                                   3,243,200             3,097,200
Interest receivable                                                     2,621,304             2,364,340
Excess of cost over assets acquired                                        90,974               181,949
Other assets                                                            2,478,387             2,520,712
                                                                    -------------         -------------

        Total assets                                                $ 439,702,289         $ 413,474,157
                                                                    =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits                                                         $ 355,060,474         $ 325,985,283
   Advances from Federal Home Loan Bank of New York                    28,583,100            28,583,100
   Other borrowed money                                                   235,577               252,535
   Advance payments by borrowers for taxes and insurance                3,403,683             2,911,061
   Other liabilities                                                    4,175,411             5,969,273
                                                                    -------------         -------------

        Total liabilities                                             391,458,245           363,701,252
                                                                    -------------         -------------

Stockholders' equity:
   Preferred stock; authorized 3,000,000 shares;
    issued and outstanding - none                                          -                     -
   Common stock; par value $.01; authorized 7,000,000 shares;
    3,450,000 shares issued; 2,742,924 shares and 2,842,924
    shares, respectively, outstanding                                      34,500                34,500
   Paid-in capital in excess of par value                              18,906,768            18,906,768
   Retained earnings - substantially restricted                        45,159,144            44,217,856
   Unrealized (loss) gain on securities available for sale                (55,434)               39,715
   Treasury stock, at cost; 707,076 shares and 607,076
    shares, respectively                                              (15,800,934)          (13,425,934)
                                                                    -------------         -------------

        Total stockholders' equity                                     48,244,044            49,772,905
                                                                    -------------         -------------

        Total liabilities and stockholders' equity                  $ 439,702,289         $ 413,474,157
                                                                    =============         =============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                               ----------------------------     ------------------------------
                                                                   1999            1998             1999              1998
                                                               -----------      -----------     ------------      ------------
Interest income:
    Loans                                                      $ 5,465,429      $ 4,908,457     $ 15,934,433      $ 14,404,315
    Mortgage-backed securities                                   2,041,198        1,988,012        6,187,822         6,308,878
    Investments and other interest-earning assets                  405,800          351,681        1,079,636           847,018
                                                               -----------      -----------     ------------      ------------

          Total interest income                                  7,912,427        7,248,150       23,201,891        21,560,211
                                                               -----------      -----------     ------------      ------------

Interest expense:
    Deposits                                                     3,047,807        2,825,872        8,771,816         8,454,650
    Advances and other borrowed money                              428,185          264,249        1,271,088           706,676
                                                               -----------      -----------     ------------      ------------

          Total interest expense                                 3,475,992        3,090,121       10,042,904         9,161,326
                                                               -----------      -----------     ------------      ------------

Net interest income                                              4,436,435        4,158,029       13,158,987        12,398,885
Provision for loan losses                                           75,000           75,000          225,000           225,000
                                                               -----------      -----------     ------------      ------------

Net interest income after provision for loan losses              4,361,435        4,083,029       12,933,987        12,173,885
                                                               -----------      -----------     ------------      ------------

Non-interest income:
    Fees and service charges                                       251,286          236,159          761,489           653,743
    Miscellaneous                                                  131,084          126,048          426,774           350,566
                                                               -----------      -----------     ------------      ------------

          Total non-interest income                                382,370          362,207        1,188,263         1,004,309
                                                               -----------      -----------     ------------      ------------

Non-interest expenses:
    Salaries and employee benefits                               1,469,124        1,429,246        4,551,023         4,198,696
    Net occupancy expense of premises                              275,294          274,390          850,369           780,325
    Equipment                                                      278,601          257,414          815,530           756,190
    Advertising                                                     10,497           94,867          142,867           164,205
    Loss on foreclosed real estate                                     776           20,670           28,873            88,235
    Federal insurance premium                                       49,861           42,356          147,324           142,549
    Amortization of intangibles                                     30,325           30,325           90,975            90,975
    Miscellaneous                                                  683,450          580,731        1,925,599         1,796,248
                                                               -----------      -----------     ------------      ------------

          Total non-interest expenses                            2,797,928        2,729,999        8,552,560         8,017,423
                                                               -----------      -----------     ------------      ------------

Income before income taxes                                       1,945,877        1,715,237        5,569,690         5,160,771
Income taxes                                                       709,204          623,308        2,025,660         1,874,318
                                                               -----------      -----------     ------------      ------------

Net income                                                     $ 1,236,673      $ 1,091,929     $  3,544,030      $  3,286,453
                                                               ===========      ===========     ============      ============
Net income per common share:
    Basic/diluted                                              $      0.45      $      0.38     $       1.27      $       1.16
                                                               ===========      ===========     ============      ============

Dividends per common share                                     $    0.3125      $      0.28     $     0.9375      $       0.84
                                                               ===========      ===========     ============      ============

Weighted average number of common shares and
 common stock equivalents outstanding:
    Basic/diluted                                                2,742,924        2,842,924        2,785,049         2,842,924
                                                               ===========      ===========     ============      ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (UNAUDITED)

                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                 September 30,
                                                                -------------------------     ------------------------
                                                                    1999         1998            1999         1998
                                                                -----------   -----------     -----------  -----------
Net income                                                      $ 1,236,673   $ 1,091,929     $ 3,544,030  $ 3,286,453
                                                                -----------   -----------     -----------  -----------

Other comprehensive (loss) income, net of income taxes:
   Gross unrealized holding (loss) gain on
    securities available for sale                                   (23,318)      (16,221)       (148,749)      45,845
   Deferred income taxes                                              8,400         5,800          53,600      (16,600)
                                                                -----------   -----------     -----------  -----------

Other comprehensive (loss) income                                   (14,918)      (10,421)        (95,149)      29,245
                                                                -----------   -----------     -----------  -----------

Comprehensive income                                            $ 1,221,755   $ 1,081,508     $ 3,448,881  $ 3,315,698
                                                                ===========   ===========     ===========  ===========

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                ------------      ------------
Cash flows from operating activities:
   Net income                                                                   $  3,544,030      $  3,286,453
   Adjustments to reconcile net income to
   cash provided by operating activities:
      Depreciation of premises and equipment and investment in real estate           413,986           355,911
      Accretion of deferred fees, premiums and discounts, net                        (24,639)          (97,577)
      Provision for loan losses                                                      225,000           225,000
      Provision for losses on foreclosed real estate                                  60,000            47,206
      (Gain) on sales of foreclosed real estate                                      (48,418)          (41,095)
      (Increase) decrease in interest receivable                                    (256,964)          157,139
      Decrease in other assets                                                        95,925           867,302
      (Decrease) increase in other liabilities                                    (1,793,862)          446,656
      Amortization of intangibles                                                     90,975            90,975
                                                                                ------------      ------------

          Net cash provided by operating activities                                2,306,033         5,337,970
                                                                                ------------      ------------
Cash flow from investing activities:
   Proceeds from calls and maturities of securities available for sale             2,000,000         1,000,000
   Principal repayments on securities available for sale                             895,617           907,826
   Purchases of securities available for sale                                        (47,376)          (51,832)
   Purchases of investment securities held to maturity                            (7,997,500)            -
   Principal repayments on mortgage-backed securities held to maturity            24,324,573        22,967,499
   Purchases of mortgage-backed securities held to maturity                      (28,056,770)      (20,696,182)
   Purchases of loans                                                               (131,000)         (903,200)
   Proceeds from sales of student loans                                               98,419           817,555
   Net change in loans receivable                                                (28,469,016)      (16,851,398)
   Proceeds from sales of foreclosed real estate                                     268,570           470,801
   Additions to premises and equipment                                              (260,224)       (1,231,367)
   Purchase of Federal Home Loan Bank of New York stock                             (146,000)         (117,800)
                                                                                ------------      ------------

          Net cash (used in) investing activities                                (37,520,707)      (13,688,098)
                                                                                ------------      ------------
Cash flows from financing activities:
   Net increase in deposits                                                       29,075,191         7,120,478
   Net increase in advances from Feeral Home Loan Bank of New York                    -             10,000,000
   Net (decrease) in other borrowed money                                            (16,958)          (15,658)
   Net increase in payments by borrowers for taxes and insurance                     492,622         2,022,347
   Purchase of treasury stock                                                     (2,375,000)            -
   Cash dividends paid                                                            (2,602,742)       (2,388,056)
                                                                                ------------      ------------

          Net cash provided by financing activities                               24,573,113        16,739,111
                                                                                ------------      ------------

Net (decrease) increase in cash and cash equivalents                             (10,641,561)        8,388,983
Cash and cash equivalents - beginning                                             28,047,045        13,306,794
                                                                                ------------      ------------

Cash and cash equivalents - ending                                              $ 17,405,484      $ 21,695,777
                                                                                ============      ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                                  June 30,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       ------------      -----------
Supplemental information:
   Transfer of loans receivable to foreclosed real estate              $     45,000      $   608,098
                                                                       ============      ===========

   Loans to facilitate sales of foreclosed real estate                 $    666,750      $   340,200
                                                                       ============      ===========

   Net unrealized (loss) gain on securities available for sale         $    (95,149)     $    29,245
                                                                       ============      ===========

   Cash paid during the period for:
     Income taxes                                                      $  1,761,654      $ 1,734,309
                                                                       ============      ===========

     Interest on deposits and borrowings                               $ 10,042,904      $ 9,161,326
                                                                       ============      ===========

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

2. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Changes in Financial Condition

The Corporation's assets at September 30, 1999 totalled $439.7 million, which represents an increase of $26.2 million or 6.34% as compared with $413.5 million at December 31, 1998.

Securities available for sale at September 30, 1999 decreased $3.0 million or 31.36% to $6.6 million when compared with $9.6 million at December 31, 1998. The decrease during the nine months ended September 30, 1999, resulted primarily from repayments on securities available for sale of $2.9 million, along with an increase in net unrealized loss of $149,000.

Investment securities held to maturity increased $8.0 million to $10.0 million at September 30, 1999 when compared with $2.0 million at December 31, 1998, resulting from the purchase of $8.0 million of FHLMC obligations. Mortgage-backed securities held to maturity increased $3.6 million or 2.95% to $124.0 million at September 30, 1999 when compared to $120.4 million at December 31, 1998. The increase during nine months ended September 30, 1999, resulted primarily from purchases of $28.1 million, which were sufficient to offset principal repayments of $24.3 million.

Net loans amounted to $268.1 million at September 30, 1999 as compared to $239.0 million at December 31, 1998, which represents an increase of $29.1 million or 12.19%. The increase, during the nine months ended September 30, 1999, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate totalled $335,000 and $1.2 million at September 30, 1999 and December 31, 1998, respectively. During the nine months ended September 30, 1999, eight foreclosed real estate properties with a combined book value of $887,000 were sold. At September 30, 1999, foreclosed real estate consisted of six properties, three of which are under contract for sale.

Total deposits at September 30, 1999 totalled $355.1 million as compared with $326.0 million at December 31, 1998, representing an increase of $29.1 million or 8.92%.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $28.6 million at September 30, 1999 and December 31, 1998.

Stockholders' equity totalled $48.2 million and $49.8 million at September 30, 1999 and December 31, 1998, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

Net income increased $145,000 or 13.28% to $1.2 million for the three months ended September 30, 1999 compared with $1.1 million for the same 1998 period. The increase in net income during the 1999 period resulted from increases in total interest income and non-interest income, which were partially offset by increases in total interest expense, non-interest expense and income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998 (Cont'd.)

Interest income on loans increased by $557,000 or 11.35% to $5.5 million during the three months ended September 30, 1999 when compared with $4.9 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $40.0 million in the average balance of loans outstanding sufficient to offset a forty-eight basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $53,000 or 2.67% to $2.04 million during the three months ended September 30, 1999 when compared with $1.99 million during the same 1998 period. During the 1999 period, a decrease of six basis points in the yield earned on the mortgage-backed securities was more than offset by an increase of $4.4 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets increased by $54,000 or 15.34% to $406,000 during the three months ended September 30, 1999, when compared to $352,000 during the same 1998 period primarily due to an increase of $4.5 million in the average balance of such assets outstanding, which more than offset a twenty-seven basis point decrease in the yield earned on such portfolio.

Interest expense on deposits increased $222,000 or 7.86% to $3.0 million during the three months ended September 30, 1999 when compared to $2.8 million during the same 1998 period. Such increase was primarily attributable to an increase of $35.5 million in the average balance of interest-bearing deposits sufficient to offset a decrease of fourteen basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $164,000 or 62.12% to $428,000 during the three months ended September 30, 1999 when compared with $264,000 during the same 1998 period, primarily due to an increase of $13.2 million in the average balance of advances outstanding from the FHLB sufficient to offset a eighty-two basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $278,000 or 6.69% during the three months ended September 30, 1999 when compared with the same 1998 period. Such increase was due to an increase in total interest income of $664,000, sufficient to offset an increase in total interest expense of $386,000. The Bank's net interest rate spread decreased to 3.74% in 1999 from 3.91% in 1998. The decrease in the interest rate spread resulted from a decrease of twenty-eight basis points in the yield earned on interest-earning assets partially offset by a eleven basis point decrease in the cost of interest-bearing liabilities.

During the three months ended September 30, 1999 and 1998, the Bank provided $75,000 each as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1999, December 31, 1998 and September 30, 1998, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.4 million or 1.01% of total assets, $4.6 million or 1.11% of total assets and $5.0 million or 1.27% of total assets, respectively. At September 30, 1999, $1.1 million of non-performing loans were accruing interest and $3.3 million were on non-accrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 1999 and 1998, the Bank charged off loans aggregating $202,000 and

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998 (Cont'd.)

$33,000, respectively. The allowance for loan losses amounted to $2.0 million at September 30, 1999, representing 0.72% of total loans and 44.4% of loans delinquent ninety days or more and $2.3 million at December 31, 1998, representing 0.94% of total loans and 50.0% of loans delinquent ninety days or more.

Non-interest income increased $20,000 or 5.52% to $382,000 during the three months ended September 30, 1999 from $362,000 during the same 1998 period. The increase resulted from increases in fees and service charges of $15,000 and miscellaneous income of $5,000.

Non-interest expenses increased by $68,000 or 2.49% to $2.8 million during the three months ended September 30, 1999 when compared with $2.7 million during the same 1998 period. Salaries and employee benefits, net occupancy expense, equipment, federal insurance premium and miscellaneous increased $40,000, $1,000, $22,000, $8,000 and $102,000, respectively, which was sufficient to offset decreases in advertising and loss on foreclosed real estate of $85,000 and $20,000, respectively, during the 1999 period when compared with the same 1998 period. The 1999 non-interest expenses include increased operating costs resulting from opening a new branch office in Jamesburg, New Jersey in October 1998.

Income taxes totalled $709,000 and $623,000 during the three months ended September 30, 1999 and 1998, respectively. The increase during the 1999 period resulted from an increase in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

Net income increased $258,000 or 7.85% to $3.5 million for the nine months ended September 30, 1999 compared with $3.3 million for the same 1998 period. The increase in net income during the 1999 period resulted from increases in total interest income and non-interest income, which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $1.5 million or 10.62% to $15.9 million during the nine months ended September 30, 1999 when compared with $14.4 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $35.3 million in the average balance of loans outstanding sufficient to offset a forty-two basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $121,000 or 1.92% to $6.2 million during the nine months ended September 30, 1999 when compared with $6.3 million for the same 1998 period. The decrease during the 1999 period resulted primarily from a decrease of twenty-one basis points in the yield earned on the mortgage-backed securities sufficient to offset an increase of $1.5 million in average balance of such portfolio. Interest earned on investments and other interest-earning assets increased by $233,000 or 27.51% to $1.1 million during the nine months ended September 30, 1999, when compared to $847,000 during the same 1998 period primarily due to an increase of $7.2 million in the average balance of such assets outstanding sufficient to offset a sixty basis point decrease in the yield earned on such portfolio.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998 (Cont'd.)

Interest expense on deposits increased $317,000 or 3.75% to $8.8 million during the nine months ended September 30, 1999 when compared to $8.5 million during the same 1998 period. Such increase was primarily attributable to an increase of $28.0 million in the average balance of interest-bearing deposits sufficient to offset a twenty basis point decline in cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $564,000 or 79.77% to $1.3 million during the nine months ended September 30, 1999 when compared with $707,000 during the same 1998 period, primarily due to an increase of $14.4 million in the average balance of advances outstanding from the FHLB sufficient to offset a sixty-five basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $760,000 or 6.13% during the nine months ended September 30, 1999 when compared with the same 1998 period. Such increase was due to an increase in total interest income of $1.6 million, sufficient to offset an increase in total interest expense of $882,000. The Bank's net interest rate spread decreased to 3.80% in 1999 from 3.98% in 1998. The decrease in the interest rate spread resulted from a decrease of thirty-two basis points in the yield earned on interest-earning assets sufficient to offset a fourteen basis point decrease in the cost of interest-bearing liabilities.

During the nine months ended September 30, 1999 and 1998, the Bank provided $225,000 each as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1999, December 31, 1998 and September 30, 1998, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.4 million or 1.01% of total assets, $4.6 million or 1.11% of total assets and $5.0 million or 1.27% of total assets, respectively. At September 30, 1999, $1.1 million of non-performing loans were accruing interest and $3.3 million were on non-accrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the nine months ended September 30, 1999 and 1998, the Bank charged off loans aggregating $559,000 and $343,000, respectively. The allowance for loan losses amounted to $2.0 million at September 30, 1999, representing 0.72% of total loans and 44.4% of loans delinquent ninety days or more and $2.3 million at December 31, 1998, representing 0.94% of total loans and 50.0% of loans delinquent ninety days or more.

Non-interest income increased $184,000 or 18.33% to $1.2 million during the nine months ended September 30, 1999 from $1.0 million during the same 1998 period. The increase resulted from increases in fees and service charges of $108,000 and miscellaneous income of $76,000.

Non-interest expenses increased by $536,000 or 6.69% to $8.6 million during the nine months ended September 30, 1999 when compared with $8.0 million during the same 1998 period. Salaries and employee benefits, net occupancy expense, equipment, federal insurance premium and miscellaneous increased $352,000, $70,000, $60,000, $4,000, and $130,000 respectively, which was sufficient to offset decreases in advertising and loss on foreclosed real estate of $21,000 and $59,000, respectively, during the 1999 period when compared with the same 1998 period. The 1999 non-interest expenses include increased operating costs resulting from opening a new branch office in Jamesburg, New Jersey in October 1998.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998 (Cont'd.)

Income taxes totalled $2.0 million and $1.9 million during the nine months ended September 30, 1999 and 1998, respectively. The increase during the 1999 period resulted from an increase in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 8.73% during the month of September 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at September 30, 1999 amounted to $7.0 million.

Cash was generated by operating activities during the nine months ended September 30, 1999. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 1999 and 1998 amounted to $2.6 million and $2.4 million, respectively.

The primary sources of investing activity of the Bank are lending and the purchase of mortgage-backed securities. Net loans amounted to $268.1 million and $239.0 million at September 30, 1999 and December 31, 1998, respectively. Mortgage-backed securities held to maturity totalled $124.0 million and $120.4 million at September 30, 1999 and December 31, 1998, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 1999, advances from the FHLB amounted to $28.6 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1999, the Bank has outstanding commitments to originate mortgage loans of $8.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999, totalled $148.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at September 30, 1999, as compared to the minimum regulatory capital requirements:

                                                                                             To Be Well
                                                                                             Capitalized
                                                                                            Under Prompt
                                                                  Minimum Capital             Corrective
                                               Actual              Requirements           Actions Provisions
                                          ----------------      -----------------       --------------------
                                           Amount    Ratio       Amount     Ratio        Amount        Ratio
                                          --------   -----      --------    -----       --------       -----
Total Capital
 (to risk-weighted assets)                $ 46,809   21.26%     $ 17,614     8.00%      $ 22,018       10.00%

Tier 1 Capital
 (to risk-weighted assets)                $ 45,216   20.54%         -         -         $ 13,211        6.00%

Core (Tier 1) Capital
 (to adjusted total assets)               $ 45,216   10.32%     $ 17,529     4.00%      $ 21,911        5.00%

Tangible Capital
 (to adjusted total assets)               $ 45,216   10.32%     $  6,573     1.50%          -            -


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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Financial Modernization Legislation

Over the past several years, Congress has considered legislation to modernize the relationships between banks and other financial services companies. In 1999, both the House of Representatives and the Senate passed different versions of a bill that would repeal the laws that have restricted cross-ownership of banks, insurers and securities firms. On November 4, 1999, a compromise bill was approved by both houses of Congress and is expected to be signed into law by the President during the week of November 8, 1999. If the revised bill is enacted into law, it would permit banks, securities firms and insurers to combine and to offer a wide variety of financial products and services. Many of the resulting companies would be larger and have more resources than the Bank, and, should they choose to compete directly with the Bank in providing products similar to those of the Bank, they could adversely impact the Bank's results of operations. While press reports currently indicate that passage is likely, the financial reform legislation has been controversial, and there can be no assurances that the compromise bill will be signed into law by the President. Due to this uncertainty, as well the wide range of reforms contemplated by the bill, the Bank is unable to predict the impact that the financial modernization legislation will have on its business and results of operations.

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

Based on an internal assessment, the Bank determined that it would be required to modify or replace portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. These modifications and replacements are complete and tested. Should the system fail to perform adequately on January 1, 2000 or thereafter, such failure may have a material impact on the operations of the Bank.

The Bank has conducted formal communications with all or its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Bank utilized both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Bank incurred costs of approximately $335,000 related to the Year 2000 project. The Bank has completed general and branch operating contingency plans in the event of unforeseen problems. In the event that any of the Bank's major customers, significant suppliers, or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Bank's business or operations could be adversely affected. There can be no assurances, however, that such plans or the performances by any of the Bank's suppliers and vendors will be effective to remedy all potential problems.

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 1999, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                                                NPV as
       Change in                                                         Percent of Portfolio
     Interest Rates                  Net Portfolio Value                   Value of Assets
                             -------------------------------------      ----------------------
     In Basis Points                         Dollar        Percent      NPV         Change
      (Rate Shock)             Amount        Change        Change       Ratio     Basis Points
     ---------------         --------      ---------       -------      -----     ------------
                             (Dollars in Thousands)
           300               $ 33,497      $ (24,849)          (43)      8.01 %           (504)
           200                 42,185        (16,161)          (28)      9.85             (320)
           100                 50,771         (7,575)          (13)     11.59             (146)
        Static                 58,346           -               -       13.05               -
          -100                 64,202          5,856            10      14.13              108
          -200                 69,916         11,571            20      15.14              209
          -300                 76,101         17,755            30      16.21              316

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


                                     PAMRAPO BANCORP, INC.


Date: November 10, 1999              By: /s/ William J. Campbell
      -----------------                  -----------------------
                                         William J. Campbell
                                         President and Chief Executive Officer


Date: November 10, 1999              By: /s/ Gary J. Thomas
      -----------------                  -----------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer