Form 10-K
period 1999-12-31
PAMRAPO BANCORP INC
filed 2000-03-30
CIK 854071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                     611 AVENUE C, BAYONNE, NEW JERSEY 07002
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (201) 339-4600
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No         .
    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $41,555,981 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 10, 2000.

     The Registrant had 2,647,924 shares of Common Stock outstanding as of March 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K.

     PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----

PART I
         Item 1.           Business............................................................................1

         Item 2.           Properties.........................................................................35

         Item 3.           Legal Proceedings..................................................................36

         Item 4.           Submission of Matters to a Vote of Security Holders................................36

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters........................................................37

         Item 6.           Selected Financial Data............................................................37

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................................37

         Item 8.           Financial Statements and Supplementary Data........................................37

         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure................................................37

PART III

         Item 10.          Directors and Executive Officers of the Registrant.................................38

         Item 11.          Executive Compensation.............................................................38

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..............................................................38

         Item 13.          Certain Relationships and Related Transactions.....................................38

PART  IV

         Item 14.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K............................................................39

SIGNATURES....................................................................................................41


                                     PART I

ITEM 1.  BUSINESS.

     Pamrapo Bancorp, Inc. (also referred to as the "Company" or the "Registrant") was incorporated under Delaware law on June 26, 1989. On November 10, 1989, the Registrant acquired Pamrapo Savings Bank, S.L.A. (the "Bank" or "Pamrapo") as a part of the Bank's conversion from a New Jersey chartered savings association in mutual form to a New Jersey chartered stock savings association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), the New Jersey Department of Banking and Insurance and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

     Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 1999, the Bank had total assets of $447.7 million, deposits of $367.4 million and stockholders' equity of $42.9 million before elimination of intercompany accounts with the Company, respectively.

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

LENDING ACTIVITIES

     GENERAL. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings primarily for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 1999, the Bank's total gross loans outstanding amounted to $273.8 million, of which $194.2 million consisted of loans secured by one- to four-family residential properties, $8.9 million consisted of construction and land loans, and $67.1 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $601.7 thousand are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:


                                                                                               AT DECEMBER 31,
                                               1995                      1996                      1997                       1998
                                    ------------------------------------------------------------------------------------------------
                                       AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT       AMOUNT
                                       ------       -------      ------       -------      ------       -------       ------
Real estate mortgage loans:
  Permanent:
    Fixed-rate......................   $175,034      80.24%      $168,727      81.35%      $168,225      79.67%       $189,478
    Adjustable rate.................      7,131       3.27          5,453       2.63          6,316       2.99           4,385
  Construction(1)...................      3,584       1.64          1,986        .96          2,638       1.25           7,258
  Guaranteed by VA or
    insured by FHA..................      1,958        .90          1,520        .73          1,086        .51             761
                                          -----        ---          -----        ---    -----------        ---             ---
Total mortgage loans................   $187,707      86.05       $177,686      85.67       $178,265      84.42        $201,882
                                       --------      -----       --------      -----       --------      -----        --------

CONSUMER LOANS:
  Passbook or certificate...........        441        .20            391        .19            431        .20             459
  Home improvement..................        501        .23            446        .22            440        .21             508
  Equity and second mortgages.......     31,487      14.43         30,683      14.79         33,587      15.91          39,184
  Education.........................      1,691        .78          1,351        .65            753        .36              54
  Automobile........................      1,074        .49          1,107        .53          1,210        .57           1,273
  Personal..........................      1,188        .55          1,158        .56          1,445        .68           2,033
  Other.............................          -          -              -          -              -          -               -
                                    -------------   ------    -----------      -----    -------------   ------    ------------

Total consumer and other loans......     36,382      16.68         35,136      16.94         37,866      17.93          43,511
                                         ------      -----         ------      -----         ------      -----          ------

Total loans.........................    224,089     102.73        212,822     102.61        216,131     102.35         245,393
                                        -------     ------        -------     ------        -------     ------         -------

Less:

  Allowance for loan losses.........      2,725       1.25          2,800       1.35          2,475       1.17           2,300
  Loans in process..................        852        .39            466        .22            571        .27           2,409
  Deferred loan fees and discounts..      2,372       1.09          2,151       1.04          1,929        .91           1,674
                                          -----       ----          -----       ----          -----        ---           -----

Total...............................      5,949       2.73          5,417       2.61          4,975       2.35           6,383
                                          -----       ----          -----       ----          -----       ----           -----

Total net loans.....................   $218,140     100.00%      $207,405     100.00%      $211,156     100.00%       $239,010
                                       ========     =======      ========     =======      ========     =======       ========

MORTGAGE-BACKED
  SECURITIES:
  GNMA (2)..........................  $     849        .75%      $    707        .65%    $    7,978       5.97%         $5,169
  FHLMC (3) (5).....................     89,234      79.12         86,023      78.34         97,093      72.63          95,209
  FNMA (4) (5)......................     22,066      19.56         22,736      20.71         27,960      20.91          25,676
                                         ------      -----         ------      -----         ------      -----          ------

Total mortgage-backed securities....    112,149      99.43        109,466      99.70        133,031      99.51         126,054

ADD/LESS:
  Premiums (discounts), net (5).....        881        .78            749        .68            790        .59             746
  Unrealized loss on securities
    available for sale..............       (239)      (.21)          (419)      (.38)          (135)      (.10)            (93)
                                           -----      -----          -----      -----          -----      -----            ----

Net mortgage-backed securities......   $112,791     100.00%      $109,796     100.00%      $133,686     100.00%      $ 126,707
                                       ========     =======      ========     =======      ========     =======      =========




                                                          1999
                                    ------------------------------------
                                     PERCENT      AMOUNT       PERCENT
                                     -------      ------       -------
Real estate mortgage loans:
  Permanent:
    Fixed-rate......................  79.27%      $212,435      79.19%
    Adjustable rate.................   1.84          4,493       1.67
  Construction(1)...................   3.04          8,869       3.31
  Guaranteed by VA or
    insured by FHA..................    .32            602        .22
                                        ---            ---        ---
Total mortgage loans................  84.47        226,399      84.39
                                      -----        -------      -----

CONSUMER LOANS:
  Passbook or certificate...........    .19            511        .19
  Home improvement..................    .21            560        .21
  Equity and second mortgages.......  16.40         43,227      16.11
  Education.........................    .02             58        .02
  Automobile........................    .53          1,162        .44
  Personal..........................    .85          1,869        .70
  Other.............................      -             61        .02
                                      -----       --------        ---

Total consumer and other loans......  18.20         47,448      17.69
                                      -----         ------      -----

Total loans......................... 102.67        273,847     102.08
                                     ------        -------     ------

Less:

  Allowance for loan losses.........    .96          2,000        .83
  Loans in process..................   1.01          2,217        .75
  Deferred loan fees and discounts..    .70          1,350        .50
                                        ---          -----        ---

Total...............................   2.67          5,567       2.08
                                       ----          -----       ----

Total net loans..................... 100.00%      $268,280     100.00%
                                     =======      ========     =======

MORTGAGE-BACKED
  SECURITIES:
  GNMA (2)..........................   4.08%    $    3,366       2.67%
  FHLMC (3) (5).....................  75.14         98,506      78.25
  FNMA (4) (5)......................  20.26         23,712      18.84
                                      -----         ------      -----

Total mortgage-backed securities....  99.48        125,584      99.76

ADD/LESS:
  Premiums (discounts), net (5).....    .59            489        .39
  Unrealized loss on securities
    available for sale..............   (.07)          (184)      (.15)
                                       -----          -----      -----

Net mortgage-backed securities...... 100.00%      $125,889     100.00%
                                     =======      ========     =======


 .........
(1)  Includes acquisition and development and land loans.
(2)  Government National Mortgage Association ("GNMA").
(3)  Federal Home Loan Mortgage Corporation ("FHLMC")
(4)  Federal National Mortgage Association ("FNMA").
(5) Includes available for sale securities having a principal balance of $7,498,000 and a net premium of $214,000 for 1997, a principal balance of $6,228,000 and a net premium of $172,000 for 1998 and a principal balance of $5,115,000 and a net premium of $134,000 for 1999.

     The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.


                                                                    AT DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                               1997                      1998                       1999
                                    --------------------------------------------------------------------------------
                                                    PERCENT                   PERCENT                    PERCENT
                                       AMOUNT      OF TOTAL      AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
                                    --------------------------------------------------------------------------------
                                                                    (In thousands)
One-to four-family..................   $147,297       68.15%     $168,484       68.66%      $194,250       70.93%
Multi-family........................     37,199       17.21        38,876       15.84         41,881       15.29
Commercial real estate..............     25,158       11.64        26,956       10.98         25,187        9.20
Construction and land...............      2,638        1.22         7,258        2.96          8,868        3.24
Consumer-secured and unsecured......      3,839        1.78         3,818        1.56          3,661        1.34
                                          -----        ----         -----        ----          -----        ----

   Total gross loans................   $216,131      100.00%     $245,392      100.00%      $273,847      100.00%
                                       ========      =======     ========      =======      ========      =======


     ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.


                                                                YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                               1997                      1998                       1999
                                    --------------------------------------------------------------------------------
                                                                    (In thousands)
Mortgage Loans (gross):
   At beginning of period...........          $177,686                  $178,265                   $201,881
                                              --------                  --------                   --------

   Mortgage loans originated:
     One- to four-family residential            20,250                    43,982                     46,415
     Multi-family residential.......             6,393                     9,193                     11,851
     Commercial.....................             1,035                     3,028                      3,154
     Construction(1)................             2,976                     3,302                      3,958
                                                 -----                     -----                      -----
       Total mortgage loans originated          30,654                    59,505                     65,378
                                                ------                    ------                     ------
   Mortgage loans purchased.........               392                     1,785                        131
                                                   ---                     -----                        ---
   Transfer to REO..................             1,419                       992                        205
   Charge offs......................               853                       327                        212
   Repayments.......................            28,195                    36,355                     40,574
                                                ------                    ------                     ------
       Total mortgage repayments and
       other reductions.............            30,467                    37,674                     40,991
                                                ------                    ------                     ------
   At end of period.................          $178,265                  $201,881                   $226,399
                                              ========                  ========                   ========

Consumer Loans (gross):
   At beginning of period...........           $35,136                   $37,866                    $43,511
   Consumer loans originated........            12,202                    19,986                     18,474
   Consumer loans sold..............               685                       818                        105
   Charge-offs......................                75                       157                        392
   Repayments.......................             8,712                    13,366                     14,040
                                                 -----                    ------                     ------
   At end of period                            $37,866                   $43,511                    $47,448
                                               =======                   =======                    =======
Mortgage-backed securities (gross):
   At beginning of period...........          $109,466                  $133,031                   $126,054
   Mortgage-backed securities
     purchased......................            48,959                    25,997                     30,020
   Mortgage-backed securities sold..             7,521                        --                         --
   Repayments.......................            17,873                    32,974                     30,490
                                                ------                    ------                     ------
   At end of period.................          $133,031                  $126,054                   $125,584
                                              ========                  ========                   ========


 .........
(1) Includes acquisition and development and land loans.

     LOAN MATURITY. The following table sets forth the maturity of the Bank's gross loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on mortgage loans totaled $28.1 million, $36.3 million and $40.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.


                                                                                               AT DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                       ONE- TO FOUR-FAMILY         MULTI-FAMILY AND
                                       RESIDENTIAL MORTGAGE     COMMERCIAL REAL ESTATE    CONSTRUCTION LOANS    CONSUMER-SECURED AND
                                              LOANS                     LOANS                    (1)               UNSECURED LOANS
                                    ------------------------------------------------------------------------------------------------
                                                                                              (In thousands)
Amounts due:
   Within 1 year....................         $     244           $          143            $       6,254              $         224
                                                   ---                      ---                    -----                        ---

After 1 year:
   1 to 3 years.....................             2,903                    1,675                    2,039                      1,221
   3 to 5 years.....................             6,093                    3,123                      170                      1,163
   5 to 10 years....................            31,736                   19,105                       95                        318
   10 to 20 years...................            72,506                   40,135                      310                        735
   Over 20 years....................            80,768                    2,887                       -0-                        -0-
                                            ----------                ---------                 ---------                 ----------

   Total due after 1 year...........           194,006                   66,925                    2,614                      3,437
                                            ----------                ---------                 --------                  ---------

Total amounts due...................        $  194,250                $  67,068                 $  8,868                  $   3,661
                                            ==========                =========                 ========                  =========

Less:
   Allowance for loan losses........

   Loans in process.................

   Deferred loan fees and discounts.

   Total............................




                                      ----------------------------



                                                 TOTAL
                                    ------------------------------
Amounts due:
   Within 1 year....................      $       6,865
                                                  -----

After 1 year:
   1 to 3 years.....................              7,838
   3 to 5 years.....................             10,549
   5 to 10 years....................             51,254
   10 to 20 years...................            113,686
   Over 20 years....................             83,655
                                              ---------

   Total due after 1 year...........            266,982
                                              ---------

Total amounts due...................          $ 273,847
                                              ---------

Less:
   Allowance for loan losses........              2,000
                                           ------------
   Loans in process.................              2,217
                                              ---------
   Deferred loan fees and discounts.              1,350
                                              ---------
   Total............................          $ 268,280
                                              =========


 .........
 (1)     Includes acquisition and development and land loans.

     The following table sets forth at December 31, 1999, the dollar amount of all mortgage,consumer and construction loans, due after December 31, 2000, which have fixed interest rates or adjustable interest rates:


                                                              DUE AFTER DECEMBER 31, 2000
                                    --------------------------------------------------------------------------------
                                              FIXED             FLOATING OR ADJUSTABLE           TOTAL DUE
                                              RATES                     RATES                  AFTER ONE YEAR
                                    --------------------------------------------------------------------------------
                                                                    (In thousands)
One- to four-family residential.....       $   189,863              $     4,143                  $  194,006
Construction loans..................             2,614                       -0-                      2,614
Multi-family and commercial real
   estate...........................            66,579                      346                      66,925
Consumer-secured and unsecured
   loans............................             3,437                       -0-                      3,437
                                            ----------                ----------                 ----------

Totals                                      $  262,493                $   4,489                  $  266,982
                                            ==========                =========                  ==========


     RESIDENTIAL MORTGAGE LENDING. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 1999, 98.02% of gross mortgage loans were fixed-rate loans and 1.98% were ARMs or shorter term construction loans, and were principally originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 1999, $236.1 million or 86.2% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $194.2 million were one- to four-family and $41.9 million were multi-family.

     The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 1999, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 7.88% on 15-year loans and 8.25% on 25-year loans.

     The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates 2.0% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 1999, $41.9 million or 15.3% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

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

     Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 1999, the Bank's acquisition, development, construction and land loans varied in size from $14,000 to $1.3 million, net of loans in process, and represented 3.2% of total gross loans.

     COMMERCIAL REAL ESTATE LENDING. Loans secured by commercial real estate totaled $25.2 million, or 9.2% of the Bank's total gross loan portfolio, at December 31, 1999. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

     CONSUMER LENDING. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans, passbook loans and educational loans. At December 31, 1999, the balance of such loans was $3.7 million, or 1.3% of the Bank's total gross loan portfolio.

     LOAN REVIEW. The Bank has a formalized loan review policy, providing for detailed post-closing reviews for all loans over $250,000 and a random sampling of loans under $250,000. After review, reports are made to the mortgage and loan officers and the Board of Directors. Classification determination is presently the responsibility of the Asset Classification Committee. See "- Classification of Assets." The purpose of these procedures is to enhance the Bank's ability to properly document the loans it originates and to improve the performance of such loans.

     LENDING AUTHORITY. The Bank's Executive Committee has the authority to approve loans up to $500,000, with the stipulation that loans approved in excess of $350,000 must be reported at the next Board of Directors meeting. The Bank's Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $150,000.

     LOAN SERVICING. The Bank originates all of the loans that it has sold and services for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1999 the Bank was servicing $2.9 million of loans for others.

     LOAN ORIGINATION FEES AND OTHER FEES. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.4 million in deferred origination fees and discounts at December 31, 1999.

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

     The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:


                                                                      AT DECEMBER 31,
                                             ------------------------------------------------------------------
                                                 1995         1996         1997         1998         1999
                                             ------------------------------------------------------------------
                                                                       (IN THOUSANDS)
One- to four-family residential real
estate loans:
   Non-accrual loans........................   $  5,099     $  4,532     $  3,254      $ 2,064      $ 2,204
   Accruing loans 90 days overdue...........      2,326        2,993        1,645          764          736
                                                  -----        -----        -----          ---          ---
     Total..................................      7,425        7,525        4,899        2,828        2,940
                                                  -----        -----        -----        -----        -----

Multi-family residential and commercial real
estate loans:
   Non-accrual loans........................      2,014        1,881        1,280          863          834
   Accruing loans 90 days overdue...........        890          542          255          335          321
                                                    ---          ---          ---          ---          ---
     Total..................................      2,904        2,423        1,535        1,198        1,155
                                                  -----        -----        -----        -----        -----

Construction loans (1):
   Non-accrual loans........................        237          237          185          185            -
   Accruing loans 90 days overdue...........          -            -            -            -            -
                                                 ------       ------       ------        -----      -------
     Total..................................        237          237          185          185            -
                                                    ---          ---          ---          ---      -------

Consumer loans:
   Non-accrual loans........................        274          277          323          334           92
   Accruing loans 90 days overdue...........         23           30            7            9            6
                                                     --           --            -            -            -
     Total..................................        297          307          330          343           98
                                                    ---          ---          ---          ---           --

Total non-performing loans:
   Non-accrual loans........................      7,624        6,927        5,042        3,446        3,130
   Accruing loans 90 days overdue...........      3,239        3,565        1,907        1,108        1,063
                                                  -----        -----        -----        -----        -----
     Total..................................    $10,863      $10,492       $6,949       $4,554       $4,193
                                                =======      =======       ======       ======       ======

     Total foreclosed real estate, net of
       related Reserves.....................   $  1,467     $  1,996     $  1,354      $ 1,237       $  456
                                               ========     ========     ========      =======       ======
     Total non-performing loans and
       foreclosed real estate to total
       assets...............................        3.32%        3.44%        2.20%        1.40%        1.04%
                                                   =====        =====        =====        =====        =====


 .........
 (1)  Includes acquisition and development loans.

     At December 31, 1997, 1998, and 1999 nonaccrual loans for which interest has been discontinued totaled approximately $5.0 million, $3.4 million and $3.1 million, respectively. During the years ended

December 31, 1997, 1998 and 1999, the Bank recognized interest income of approximately $144,000, $97,000 and $115,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $491,000 $333,000 and $297,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

DELINQUENT LOANS. At December 31, 1997, 1998 and 1999, respectively, delinquencies in the Bank's portfolio were as follows:


                                      AT DECEMBER 31, 1997                        AT DECEMBER 31, 1998
                           ---------------------------------------------------------------------------------------
                               60 - 89 DAYS         90 DAYS OR MORE        60 - 89 DAYS        90 DAYS OR MORE
                           ---------------------------------------------------------------------------------------
                             NUMBER   PRINCIPAL    NUMBER   PRINCIPAL   NUMBER    PRINCIPAL   NUMBER    PRINCIPAL
                               OF     BALANCE OF     OF    BALANCE OF     OF     BALANCE OF     OF     BALANCE OF
                             LOANS      LOANS      LOANS      LOANS      LOANS      LOANS      LOANS      LOANS
                           ---------------------------------------------------------------------------------------
Delinquent loans...........     42       $2,162     105    $6,949          28       $1,457        79      $4,554
As a percent of total
gross                                      1.00%             3.22%                     .59%                 1.86%
   loans...................



                                       AT DECEMBER 31, 1999
                           ---------------------------------------------
                                60 - 89 DAYS         90 DAYS OR MORE
                           ---------------------------------------------
                              NUMBER   PRINCIPAL    NUMBER   PRINCIPAL
                                OF     BALANCE OF     OF     BALANCE OF
                              LOANS      LOANS      LOANS      LOANS
                           ---------------------------------------------
Delinquent loans...........      32       81,835        71    $  4,193
As a percent of total
gross
   loans...................                                       1.53%


     As of December 31, 1999, the Bank had 71 loans which were 90 days or more past due totaling $4.2 million. The average balance of such loans was approximately $59,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; two of the loans have loan balances greater than $200,000 the largest of which is $238,000. All loans are within the Bank's lending areas.

     The Bank's level of non-performing loans 90 days or more delinquent decreased from $4.6 million at December 31, 1998 to $4.2 million at December 31, 1999. The total of such loans in the lower risk one- to four-family residential category increased to $2.9 million or 70.1% of non-performing loans 90 days or more delinquent at December 31, 1999, when compared with $2.8 million, or 62.1% at December 31, 1998. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, decreased from $1.4 million at December 31, 1998, to $1.2 million at December 31, 1999, which represents a decrease of 14.3%.

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

     Management of the Bank has classified $4.6 million of its assets as substandard and approximately $399,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 1999, the allowance for loan losses totaled $2.0 million.

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

     During the years ended December 31, 1997, 1998 and 1999, gross charge-offs totaled $928,000, $484,000 and $604,000 respectively.

     The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:


                                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                              1995             1996              1997              1998             1999
                                         ---------------  ---------------   ---------------   ---------------  ---------------
                                                                            (IN THOUSANDS)
Balance at beginning of period......         $3,650           $2,725            $2,800            $2,475           $2,300
Provision for loan losses...........            411              644               586               292              299
Charge-offs:

   Real estate mortgage loans.......          1,008              404               853               327              212
   Consumer loans...................            333              234                75               157              392
   Recoveries.......................              5               69                17                17                5
                                           --------        ---------          --------          --------        ---------

Net charge-offs.....................          1,336              569               911               467              599
                                            -------         --------           -------           -------          -------

Balance at end of period............         $2,725           $2,800            $2,475            $2,300           $2,000
                                             ======           ======            ======            ======           ======

Ratio of net charge offs during the
   period to average loans receivable
   during the period................             .61%             .27%              .44%              .21%             .23%
Ratio of allowance for loan losses to
   total outstanding loans (gross) at
   the end of period................            1.22%            1.32%             1.14%              .94%             .73%
Ratio of allowance for loan losses
   to non-performing loans..........           25.09%           26.69%            35.62%            50.51%           47.70%


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


                                                                                         AT DECEMBER 31,
                                             1995                    1996                     1997                    1998
                                    ------------------------------------------------------------------------------------------------
                                            AMOUNT                  AMOUNT                   AMOUNT                  AMOUNT
                                    ------------------------------------------------------------------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)
Real estate mortgage loans (1)......          $2,325                  $2,450                  $2,075                  $1,900
Consumer loans......................             400                     350                     400                     400
                                            --------                --------                --------                --------

   Total allowance..................          $2,725                  $2,800                  $2,475                  $2,300
                                              ======                  ======                  ======                  ======



                                              1999
                                    -------------------------
                                             AMOUNT
                                    -------------------------

Real estate mortgage loans (1)......          $1,800
Consumer loans......................             200
                                             -------

   Total allowance..................          $2,000
                                              ======


 .........
 (1)      Includes equity and second mortgages.

     MORTGAGE-BACKED SECURITIES. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 1999 ranging from 6.00% to 10.00%. At December 31, 1999 the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $125.6 million or 28.0% of total assets. The carrying value of such securities amounted to $133.7 million, $126.7 million and $125.9 million at December 31, 1997, 1998 and 1999, respectively, and the fair market value of such securities totaled approximately $135.4 million, $128.2 million and $123.4 million at December 31, 1997, 1998 and 1999, respectively.

     The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 1999.


                                                     CONTRACTUAL MATURITIES DUE IN YEAR (S) ENDED
                                                                     DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                        2000-        2002-        2004-        2009-       2019 AND
                                        2001         2003         2008         2018       THEREAFTER      TOTAL
                                    --------------------------------------------------------------------------------
                                                                    (In thousands)
Mortgage-backed securities:
   Held to maturity.................     $ 32         $1,207       $4,821      $ 99,553     $ 14,856     $120,469
   Available for sale...............        -             -            -          1,840        3,275        5,115
                                         ----         ------       ------      --------     --------     --------
     Total..........................     $ 32         $1,207       $4,821      $101,393     $ 18,131     $125,584
                                         ====         ======       ======      ========     ========     ========


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

     As a member of the FHLB-NY, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. See "Regulation Federal Home Loan Bank System." The Bank's liquid investments primarily include federal agency securities and overnight deposits. The average liquidity for the month of December 1999 was 10.23%, which exceeded the minimum level of 4.0% prescribed by the OTS.

INVESTMENT PORTFOLIO

     The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:


                                                                    AT DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                               1997                      1998                       1999
                                    --------------------------------------------------------------------------------
                                      CARRYING       FAIR       CARRYING       FAIR        CARRYING       FAIR
                                        VALUE        VALUE        VALUE        VALUE        VALUE         VALUE
                                    --------------------------------------------------------------------------------
                                                                    (In thousands)
Investments:
   U.S. Government (including
     federal agencies) available
     for sale and held to maturity....   $2,999      $3,018        $3,998       $4,015        $7,996        7,586
   Mutual Funds available for sale..      1,114       1,119         1,182        1,176         1,247        1,231
   Equity securities available
     for sale.......................          7         136             7          151             7          133
   FHLB-NY stock....................      2,979       2,979         3,097        3,097         3,243        3,243
   Net unrealized gain on available
     for sale securities............        153          --           155           --           110          ---
                                        -------       -----       -------        -----       -------      -------

     Total investment securities....     $7,252      $7,252        $8,439       $8,439       $12,603      $12,193
                                         ======      ======     =========    =========       =======      =======

Other interest-earning assets:
   Overnight deposits...............     $2,900      $2,900       $15,500      $15,500       $19,200      $19,200
                                         ======      ======   ===========      =======       =======      =======

     Total investment portfolio.....    $10,152     $10,152       $23,939      $23,939       $31,803      $31,393
                                        =======     =======     =========    =========       =======      =======


     As of December 31, 1999, the Bank's investment securities issued by the U.S. Government agencies have a carrying value of $8.0 million, a weighted average yield of 7.33% and maturities of $2.0 million within 10 years and $6.0 million after 10 years.

     The Bank has no investments with any one issuer which exceeds ten percent of stockholders' equity.

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

     DEPOSITS. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $4.4 million, at December 31, 1999, as compared to $3.4 million at December 31, 1998. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $35.9 million or 11.0% from $326.0 million at December 31, 1998 to $361.9 million at December 31, 1999.

     The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

     DEPOSIT PORTFOLIO. The following table sets forth the distribution and weighted average nominal interest rate of the Bank's deposit accounts at the dates indicated:


                                                                    AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                         1997                            1998                             1999
                           --------------------------------------------------------------------------------------------------
                                                  WEIGHTED                        WEIGHTED                         WEIGHTED
                                         % OF     AVERAGE                % OF      AVERAGE                % OF     AVERAGE
                                        TOTAL     NOMINAL                TOTAL     NOMINAL                TOTAL    NOMINAL
                             AMOUNT    DEPOSITS     RATE     AMOUNT    DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE
                           --------------------------------------------------------------------------------------------------
Passbook and club
   accounts................  $109,476    35.61%      2.75%   $111,715    34.27%       2.25%   $113,284    31.30%       2.25%
0.00% demand...............    14,856     4.83       0.00      17,379     5.33        0.00      22,483     6.21        0.00
NOW........................    19,679     6.40       2.00      22,127     6.79        2.00      25,437     7.03        2.00
Super NOW..................       238      .07       2.00         247      .08        2.00         176      .05        2.00
Money market demand........    22,214     7.23       2.75      22,854     7.01        3.00      26,131     7.22        3.00
                               ------     ----                 ------     ----                  ------     ----
     Total passbook, club,
     NOW, and money
     market accounts.......   166,463    54.14       2.42     174,322    53.48        2.09     187,511    51.81        2.05
                              -------    -----                -------    -----                 -------    -----

Certificate accounts:
   91-day money market.....       979      .32       4.81       1,253      .38        4.26       1,482      .41        4.20
   26-week money market....    30,395     9.88       4.77      30,251     9.28        4.59      31,206     8.62        4.63
   12- to 30-month money
     market................    70,406    22.90       5.22      79,955    24.53        5.09      97,695    27.00        5.06
   30- to 48-month money
     market................     4,133     1.34       5.53       9,170     2.81        5.69      11,831     3.27        5.60
   IRA and KEOGH...........    29,482     9.59       4.90      26,741     8.20        4.97      27,849     7.69        4.90
   Negotiated rate.........     5,614     1.83       6.02       4,293     1.32        6.02       4,351     1.20        5.53
                                -----     ----                  -----     ----                   -----     ----

     Total certificates....   141,009    45.86       5.09     151,663    46.52        5.02     174,414    48.19        5.00
                              -------    -----                -------    -----                 -------    -----

     Total deposits........  $307,472   100.00%      3.61%   $325,985   100.00%       3.46%   $361,925   100.00%       3.47%
                             ========   =======      =====   ========   =======       =====   ========   =======       =====


     The following table sets forth the deposit activity of the Bank for the periods indicated:


                                                                YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                               1997                      1998                       1999
                                    --------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Deposits net of withdrawals.........          $(4,375)                   $ 7,209                    $23,987
Interest credited...................           11,062                     11,304                     11,953
                                               ------                     ------                     ------

Net increase in deposits............      $     6,687                 $   18,513                 $   35,940
                                          ===========                 ==========                 ==========


     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                                                        AT DECEMBER 31, 1999,
                                 AT DECEMBER 31,                             MATURING IN
                       -------------------------------------------------------------------------------------
                                                            ONE YEAR      TWO        THREE    GREATER THAN
                           1997       1998        1999       OR LESS     YEARS       YEARS     THREE YEARS
                       -------------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
Certificate Accounts:
   2.99% or less....... $     209    $    375    $    603     $   603    $     -    $      -     $     -
   3.00% to 4.99%......    61,740      61,357      61,994      61,423        320         134         117
   5.00% to 5.99%......    61,059      82,954     104,076      99,728      1,540         723       2,085
   6.00% to 6.99%......    13,411       5,701       6,611       6,001        265           9         336
   7.00% to 7.99%......     4,566       1,257       1,130       1,130          -           -           -
   8.00% to 8.99%......         7           -           -           -          -           -           -
   9.00% to 9.99%......        17          19           -           -          -           -           -
                         --------    --------    --------    --------    -------    --------      ------
     Total.............  $141,009    $151,663    $174,414    $168,885     $2,125        $866      $2,538
                         ========    ========    ========    ========    =======    ========      ======


     At December 31, 1999, the Bank had outstanding $39 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                           AMOUNT
                                                                       (IN THOUSANDS)
Three months or less.....................................                 $ 11,991
Over three through six months............................                    8,434
Over six through twelve months...........................                   12,142
Over twelve months.......................................                    6,731
                                                                          --------

     Total...............................................                 $ 39,298
                                                                          ========


     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

     Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank's unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 1999, outstanding advances from the FHLB-NY amounted to $30.6 million.

     The following table sets forth certain information regarding FHLB-NY advances at the dates indicated:


                                                                        AT DECEMBER 31,
                                                     -------------------------------------------------------
                                                            1997              1998              1999
                                                     -------------------------------------------------------
                                                                         (In thousands)
Fixed-rate advances from the FHLB-NY.................
     6.47% due 1999..................................       $3,000            $3,000      $          -
     6.03% due 2000..................................        5,000             5,000            10,000
     5.10% due 2001..................................          243               243               243
     6.51% due 2002..................................        5,000             5,000             5,000
     5.36% due 2003..................................          340            15,340            15,340
                                                               ---            ------            ------

         Total advances from the FHLB-NY.............      $13,583           $28,583           $30,583
                                                           =======           =======           =======


     The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 1999 amounted to $230,000.

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

SUBSIDIARIES

     Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") to invest an amount equal to

3% of its assets in subsidiary service corporations. As of December 31, 1999, Pamrapo had $1.5 million, or .3% of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

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

     A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 1999, approximately 98.02% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

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


                                                                                        YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------------
                                                            1997                                 1998
                                            ----------------------------------------------------------------------------------------
                                              AVERAGE                   YIELD/     AVERAGE                   YIELD/     AVERAGE
                                              BALANCE      INTEREST      COST      BALANCE     INTEREST       COST      BALANCE
                                            ----------------------------------------------------------------------------------------
Interest-earning assets:
   Loans (1)................................   $205,594      $18,700      9.10%    $222,154      $19,380       8.72%    $257,434
   Mortgage-backed securities...............    127,004        8,572      6.75      127,086        8,389       6.60      127,864
   Investments..............................      6,541          508      7.77        3,588          223       6.22        7,427
   Other interest-earning assets............     11,079          616      5.56       15,671          979       6.25       18,491
                                                 ------          ---                 ------          ---                  ------

     Total interest-earning assets..........   $350,218      $28,396      8.11%    $368,499      $28,971       7.86%    $411,216
                                               --------      -------               --------      -------                --------

Non-interest-earning assets.................     19,018                              19,505                               21,486
                                                 ------                              ------                               ------

     Total assets (1).......................   $369,236                            $388,004                             $432,702
                                               ========                            ========                             ========

Interest-bearing liabilities:
   Passbook and club account................   $108,105       $3,078      2.85%    $110,930        2,834       2.55%    $113,365
   NOW and money market accounts............     41,603          994      2.39       42,299        1,045       2.47       48,858
   Certificates of Deposits.................    139,242        6,990      5.02      143,430        7,425       5.18      164,290
   Advances and other borrowings............     11,743          800      6.81       17,636        1,124       6.37       28,843
                                                 ------          ---                 ------        -----                  ------

     Total interest-bearing liabilities.....   $300,693      $11,862      3.94%    $314,295       12,428       3.95%    $355,356
                                               --------      -------               --------       ------                --------

Non-interest-bearing liabilities:
   Non-interest-bearing demand accounts.....    $13,046                             $15,966                              $20,503
   Other....................................      6,461                               8,695                                7,994
                                                  -----                               -----                                -----

     Total non-interest-bearing demand
       liabilities..........................     19,507                              24,661                               28,497
                                                 ------                              ------                               ------

     Total liabilities......................    320,200                             338,956                              383,853

Stockholders' equity........................     49,036                              49,048                               48,849
                                                 ------                              ------                               ------

     Total liabilities and stockholders'
      equity................................   $369,236                            $388,004                             $432,702
                                               ========                            ========                             ========

Net interest income/interest rate spread....                 $16,534      4.17%                  $16,543       3.91%
                                                             =======      =====                  =======       =====

Net interest-earning assets/net yield on
   Interest- earning assets.................    $49,525                   4.72%     $54,204                    4.49%     $55,860
                                                =======                   =====     =======                    =====     =======

Ratio of average interest-earning assets to
   Average interest-bearing liabilities.....       1.16x                                             1.17x
                                                   =====                                             =====



                                            ----------------------
                                              1999
                                            ----------------------
                                                          YIELD/
                                            INTEREST       COST
                                            ----------------------
Interest-earning assets:
   Loans (1)................................ $21,453        8.33%
   Mortgage-backed securities...............   8,251        6.45
   Investments..............................     494        6.65
   Other interest-earning assets............   1,055        5.71
                                               -----

     Total interest-earning assets.......... $31,253        7.60%
                                             -------

Non-interest-earning assets.................


     Total assets (1).......................


Interest-bearing liabilities:
   Passbook and club account................  $2,535        2.24%
   NOW and money market accounts............   1,140        2.33
   Certificates of Deposits.................   8,278        5.04
   Advances and other borrowings............   1,689        5.86
                                               -----

     Total interest-bearing liabilities..... $13,642        3.84%
                                             -------

Non-interest-bearing liabilities:
   Non-interest-bearing demand accounts.....
   Other....................................


     Total non-interest-bearing demand
       liabilities..........................


     Total liabilities......................

Stockholders' equity........................


     Total liabilities and stockholders'
      equity................................

Net interest income/interest rate spread.... $17,611        3.76%
                                             =======        =====

Net interest-earning assets/net yield on
   Interest- earning assets.................                4.28%
                                                            =====

Ratio of average interest-earning assets to
   Average interest-bearing liabilities.....     1.16x
                                                 =====


----------
 (1) Non-accruing loans are part of the average balances of loans outstanding.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $113.3 million at December 31, 1999, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $26.1 million at December 31, 1999, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the
cumulative declining balance of such accounts during the periods shown.

     Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $48.1 million at December 31, 1999, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and
100.00% on the cumulative declining balance of such accounts during the periods shown.


                                               MORE THAN    MORE THAN    MORE THAN    MORE THAN
                                   1 YEAR      1 YEAR TO   3 YEARS TO   5 YEARS TO   10 YEARS TO  MORE THAN 20
                                   OR LESS      3 YEARS      5 YEARS     10 YEARS     20 YEARS       YEARS        TOTAL
                                --------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Interest-earning Assets:
   Loans........................  $   6,865    $   7,838    $  10,549    $  51,254    $ 113,686    $  83,655    $ 273,847
   Mortgage-backed securities(1)          -           32        2,674        7,717      107,364        7,797      125,584

   Investments (1) (2)..........      1,254            -            -        2,000        5,996            -        9,250
   Other interest-earning
   assets (3)...................     22,443            -            -            -            -            -       22,443
                                  ---------    ---------    ---------    ---------    ---------    ---------    ---------

     Total interest-earning
      assets....................     30,562        7,870       13,223       60,971      227,046       91,452      431,124
                                  ---------    ---------    ---------    ---------    ---------    ---------    ---------


Interest-bearing Liabilities:
   NOW and Super NOW
     accounts (4)...............     17,796       16,289        4,358        5,851        3,210          590       48,094
   Money market accounts........     20,643        2,875        1,369        1,049          190            5       26,131
   Passbook and club accounts...     19,258       29,251       19,070       24,205       16,742        4,758      113,284
   Certificate accounts.........    147,756       21,758        2,910        1,990            -            -      174,414
Advances and other borrowings...     10,000        5,243       15,340          230            -            -       30,813
                                  ---------    ---------    ---------    ---------    ---------    ---------    ---------

   Total interest-bearing
     liabilities................    215,453       75,416       43,047       33,325       20,142        5,353      392,736
                                  ---------    ---------    ---------    ---------    ---------    ---------    ---------

Interest sensitivity gap per
  period .......................  $(184,891)   $ (67,546)   $ (29,824)   $  27,646    $ 206,904    $  86,099    $  38,388
                                  ==========   ==========   ==========   =========    =========    =========    =========

Cumulative interest sensitivity
  gap...........................  $(184,891)   $(252,437)   $(282,261)   $(254,615)   $ (47,711)   $  38,388
                                  ==========   ==========   ==========   ==========   ==========   =========


Cumulative gap as a percent of
   Total assets.................   (41.27)%     (56.34)%      (63.00)%     (56.83)%    (10.65)%       8.57%
                                   ========     ========      ========     ========    ========       =====

Cumulative interest-sensitive
   assets as a percent of
   interest-sensitive
   liabilities..................    14.19%       13.21%        15.47%       30.67%      87.68%      109.77%
                                    ======       ======        ======       ======      ======      =======


-----------
(1)  Includes available for sale securities.
(2)  Includes marketable equity securities which have no stated maturity.
(3)  Includes FHLB-NY stock.
(4)  Includes non-interest bearing demand accounts.

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


                                                                           YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                             1998 V. 1997                            1999 V. 1998
                                                 -------------------------------------    ------------------------------------
                                                         INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                                DUE TO                                  DUE TO
                                                 -------------------------------------    ------------------------------------
                                                  VOLUME         RATE          NET         VOLUME        RATE          NET
                                                 ----------    ---------    ----------    ---------    ---------    ----------
Interest income:
   Loans................................         $ 1,484       $  (804)     $   680       $ 3,076      $(1,004)     $ 2,072
   Mortgaged-backed securities..........               6          (189)        (183)           53                      (138)
                                                                                                          (191)
   Investments..........................            (206)          (79)        (285)          239                       271
                                                                                                            32
   Other interest-earning assets........             271            92          363           177         (100)          77
                                                 -------       -------      -------       -------      ----------   -------

       Total interest income............           1,555          (980)         575         3,545       (1,263)       2,282
                                                 -------       --------     -------       -------      ---------    -------

Interest expense:
   Passbook and club accounts...........              81          (325)        (244)           57         (356)        (299)
   NOW and money market accounts........              18            33           51           162          (67)          95
   Certificates of deposit..............             212           223          435           639          214          853
   Advance and other borrowings.........             389           (65)         324           712         (148)         564
                                                 -------       --------     -------       -------      --------     -------

       Total interest expense...........             700          (134)         566         1,570         (357)       1,213
                                                 -------       --------     -------       -------      --------     -------

Net change in net interest..............         $   855       $  (846)     $     9       $ 1,975      $  (906)     $ 1,069
                                                 =======       ========     =======       =======      ========     =======


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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS within 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the subsidiary institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's total assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 1999.


                                             (DOLLARS IN THOUSANDS)
                             Actual Amount   Required Amount   Excess Amount   Actual Percent  Required Percent
Tangible                         $41,554         $ 6,699          $ 34,855            9.30%           1.50%
Core (Leverage)                  $41,554         $17,864          $ 23,690            9.30%           4.00%
Risk-based                       $43,155         $17,683          $ 25,472           19.52%           8.00%


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

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated six basis points, while Bank Insurance Fund ("BIF"
- the deposit insurance fund that covers most commercial bank deposits) members approximated one basis point. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

     The Bank's assessment rate for the year ended December 31, 1999 was zero basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $199,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's limit on loans to one borrower was $6.7 million. At December 31, 1999, the Bank's largest aggregate outstanding balance of loans to one borrower was $3.7 million.

     QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Bank maintained 88.58% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1999, the Bank was classified as a Tier 1 Bank.

     The OTS has adopted new capital distribution regulations which became effective on April 1, 1999. Under the new regulations, an application to and the prior approval of the Office of Thrift supervision is required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for "expedited treatment" for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

     LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month of December, 1999 was 10.23%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $93,000.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement was $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

     Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank incurred an additional tax payment of approximately $150,000 in 1996, which is being paid over a six year period ending with final payment in 2002.

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

PERSONNEL

     As of December 31, 1999, the Bank had 85 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employers to be good.

ITEM 2.  PROPERTIES.

     The Bank conducts its business through eleven branch offices and one administrative office. Five offices have drive-up facilities. The Bank has automatic teller machines at nine of its eleven branch facilities. The following table sets forth information relating to each of the Bank's offices as of December 31, 1998. The total net book value of the Bank's premises and equipment at December 31, 1999 was $4.5 million.


                                                                 YEAR                       NET
                      LOCATION                              OFFICE OPENED               BOOK VALUE
------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Executive Office
    591 Avenue C
    Bayonne, New Jersey..............................            1985                    $   441
Branch Offices
    611 Avenue C
    Bayonne, New Jersey..............................            1984                        743
    155 Broadway
    Bayonne, New Jersey..............................            1973                        131
    175 Broadway
    Bayonne, New Jersey..............................            1985                         (1)
    861 Broadway
    Bayonne, New Jersey..............................            1962                        158
    987 Broadway
    Bayonne, New Jersey..............................            1977                        283
    1475 Bergen Boulevard
    Fort Lee, New Jersey.............................            1990                         (2)
    544 Broadway
    Bayonne, New Jersey..............................            1995                         (2)
    1930 Route 88
    Brick, New Jersey................................            1996                         (2)
    401 Washington Street
    Hoboken, New Jersey..............................            1990                        386(2)
    2518 Old Hooper Avenue
    Brick, New Jersey................................            1998                        328(2)
    473 Spotswood-Englishtown Road
    Jamesburg, New Jersey............................            1998                        620(2)
    595-597 Avenue C
    Bayonne, New Jersey..............................              (3)                       592
                                                                                         -------

    Net book value of properties.....................                                      3,682
    Furnishings and equipment........................                                        790
                                                                                         -------

       Total premises and equipment..................                                    $ 4,472
                                                                                         =======


-------------
(1) The net book value of the property is included in investment in real estate.
(2)  Leased Property.
(3)  To be renovated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 1999 Annual Report to Stockholders on page 45 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data appears under Selected Consolidated Financial Condition and Other Data of the Corporation in the Registrant's 1999 Annual Report to Stockholders on page 44 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1999 Annual Report to Stockholders on pages 9 through 15 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 1999 Annual Report to Stockholders on pages 16 through 41 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                                                                                PAGE
(a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 1999 Annual
          Report to Stockholders.

Consolidated Statements of Financial Condition as of
         December 31, 1998 and 1999..............................................................................16

Consolidated Statements of Income for the Years Ended
         December 31, 1997, 1998 and 1999........................................................................17

Consolidated Statements of Comprehensive Income for
         the Years Ended December 31, 1997, 1998 and 1999.......................................................18

Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1997, 1998 and 1999....................................................19

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1998 and 1999...............................................................20-21

Notes to Consolidated Financial Statements....................................................................22-40

Independent Auditors' Report.....................................................................................41


     The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

      (a) The following exhibits are filed as part of this report.

3.1        Certificate of Incorporation of Pamrapo Bancorp, Inc.*
3.2       Bylaws of Pamrapo Bancorp, Inc.*
4.0       Stock Certificate of Pamrapo Bancorp, Inc.*
10.1      Employment Agreement between the Bank and William J. Campbell.*
10.2      Employment Agreement between the Company and William J. Campbell.*
10.3      Special Termination Agreement (Delikat).*
10.4      Special Termination Agreement (Thomas).*
10.5      Special Termination Agreement (Russo).*
10.6      Pamrapo Bank, S.L.A. Employee Stock Ownership Plan and Trust.*
10.7      Management Recognition and Retention Plan and Trust.*
10.8      Incentive Stock Option Plan.*
10.9      Stock Option Plan for Outside Directors.*
10.10     Outside Directors' Consultation and Retirement Plan.*
10.11     Board of Directors' Compensation and Trust Agreement.*
10.12 Standstill Agreement between Pamrapo Bancorp, Inc., and Roger T. Conlan dated March 12, 1997.**
11.0      Computation of earnings per share (filed herewith).
13.0      Portions of the 1999 Annual Report to Stockholders (filed herewith).
21.0      Subsidiary information is incorporated herein by reference to "Part I
          - Subsidiaries."
23.0      Consent of Auditors (filed herewith).
27.0      Financial Data Schedule (filed herewith).
99.0      Proxy Statement***

 .........
* Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

**   Incorporated herein by reference to the Form 8-K filed on March 25, 1997.

***  To be filed by the Company within 120 days of the end of the fiscal year.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the 1999 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PAMRAPO BANCORP, INC.

                                                BY: /s/ William J. Campbell
                                                --------------------------------
                                                William J. Campbell
                                                President

DATED:  March 28, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


NAME                                        TITLE                                       DATE
----                                        -----                                       ----
/s/ William J. Campbell                    President, Chief Executive                  March 28, 2000
------------------------------------       Officer and Director
William J. Campbell                        (Principal Executive Officer)

/s/ Gary J. Thomas                         Treasurer/Chief Financial                   March 28, 2000
------------------------------------       Officer (Principal Financial
Gary J. Thomas                             and Accounting Officer)

/s/ Daniel J. Massarelli                   Chairman of the Board and                   March 28, 2000
------------------------------------       Director
Daniel J. Massarelli


/s/ John A. Morecraft                      Vice Chairman of the Board                  March 28, 2000
------------------------------------       and Director
John A. Morecraft


/s/ James J. Kennedy                       Director                                    March 28, 2000
------------------------------------
James J. Kennedy

/s/ Jaime Portela                                                                      March 28, 2000
------------------------------------       Director
Dr. Jaime Portela

/s/ Francis J. O'Donnell                   Director                                    March 28, 2000,
------------------------------------
Francis J. O'Donnell
