Form 10-Q
period 2000-03-31
PAMRAPO BANCORP INC
filed 2000-05-12
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------    ---------------------------------


                         Commission File Number 0-18014
                                                -------

                              PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                    22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   611 Avenue C, Bayonne, New Jersey                               07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,       201-339-4600
 including area code
                                ------------------------------------------------




     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2000.

           $.01 par value common stock - 2,637,924 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
                                                                    -----------

Item 1:                      Financial Statements

           Consolidated Statements of Financial Condition
           at March 31, 2000 and December 31, 1999 (Unaudited)                1


           Consolidated Statements of Income for the
           Three Months Ended March 31, 2000 and 1999 (Unaudited)             2


           Consolidated Statements of Comprehensive Income for the
           Three Months Ended March 31, 2000 and 1999 (Unaudited)             3


           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999 (Unaudited)         4 - 5


           Notes to Consolidated Financial Statements                         6


Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7 - 10

Item 3:    Quantitative and Qualitative Disclosure About Market Risk    11 - 12


PART II - OTHER INFORMATION                                             13 - 14




SIGNATURES                                                                   15


                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                  (Unaudited)

                                                                            March 31,      December 31,
                                                                         --------------    -------------
ASSETS                                                                        2000             1999
------                                                                   --------------    -------------
Cash and amounts due from depository institutions                        $  12,902,355    $  11,862,080
Interest-bearing deposits in other banks                                    10,131,064       19,200,000
                                                                         -------------    -------------
                Total cash and cash equivalents                             23,033,419       31,062,080

Securities available for sale                                                6,048,243        6,428,631
Investment securities held to maturity;
  estimated fair value of $7,596,000 (2000)                                  7,996,030        7,995,941
 and $7,586,000 (1999)
Mortgage-backed securities held to maturity; estimated
  fair value of $118,769,000 (2000) and $118,324,000 (1999)                122,699,029      120,823,781
Loans receivable                                                           271,689,883      268,280,380
Foreclosed real estate                                                         456,196          456,196
Investment in real estate                                                      252,076          255,769
Premises and equipment                                                       4,417,078        4,471,586
Federal Home Loan Bank stock, at cost                                        3,496,200        3,243,200
Interest receivable                                                          2,636,674        2,553,908
Excess of cost over assets acquired                                             30,324           60,649
Other assets                                                                 2,648,670        2,388,330
                                                                         -------------    -------------
                Total assets                                             $ 445,403,822    $ 448,020,451

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
        Deposits                                                         $ 365,614,105    $ 361,924,668
        Advances from Federal Home Loan Bank of New York                    25,583,100       30,583,100
        Other borrowed money                                                   223,696          229,696
        Advance payments by borrowers for taxes and insurance                2,788,827        2,946,639
        Other liabilities                                                    4,509,664        4,082,384
                                                                         -------------     ------------
                Total liabilities                                          398,719,392      399,766,487
                                                                         -------------     ------------
Stockholders' equity:
        Preferred stock; authorized 3,000,000 shares;
          issued and outstanding - none                                           --               --
        Common stock; par value $.01; authorized 7,000,000 shares;
          3,450,000 shares issued; shares outstanding 2,647,924 (2000)
          and 2,727,924 (1999)                                                  34,500           34,500
        Paid-in capital in excess of par value                              18,906,768       18,906,768
        Retained earnings - substantially restricted                        45,646,321       45,474,883
        Unrealized (loss) on securities available for sale                     (69,723)         (46,874)
        Treasury stock, at cost; 802,076 shares and
          722,076 shares (1999)                                            (17,833,436)     (16,115,313)
                                                                         --------------   -------------
                Total stockholders' equity                                  46,684,430       48,253,964
                                                                         -------------    -------------
                Total liabilities and stockholders' equity               $ 445,403,822    $ 448,020,451
                                                                         -------------    -------------

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOM
                     --------------------------------------
                                  (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                           2000         1999
                                                       ------------------------
Interest income:
        Loans                                           $5,592,076   $5,088,960
        Mortgage-backed securities                       2,093,945    2,050,070
        Investments and other interest-earning assets      421,728      328,939
                                                        ----------   ----------
                Total interest income                    8,107,749    7,467,969
Interest expense:                                       ----------   ----------
        Deposits                                         3,178,131    2,788,714
        Advances and other borrowed money                  448,043      419,206
                                                        ----------   ----------
                Total interest expense                   3,626,174    3,207,920
                                                        ----------   ----------
Net interest income                                      4,481,575    4,260,049
Provision for loan losses                                   60,000       75,000
                                                        ----------   ----------
Net interest income after provision for loan losses      4,421,575    4,185,049
                                                        ----------   ----------
Non-interest income:
        Fees and service charges                           250,532      245,482
        Miscellaneous                                      128,631      122,561

                Total non-interest income                  379,163      368,043
                                                        ----------   ----------
Non-interest expenses:
        Salaries and employee benefits                   1,667,888    1,541,789
        Net occupancy expense of premises                  300,012      291,349
        Equipment                                          282,631      269,099
        Advertising                                        133,320       54,250
        Loss on foreclosed real estate                       7,194        4,875
        Federal insurance premium                           18,970       48,336
        Amortization of intangibles                         30,325       30,325
        Miscellaneous                                      662,995      609,586
                                                        ----------   ----------
                Total non-interest expenses              3,103,335    2,849,609
                                                        ----------   ----------
Income before income taxes                               1,697,403    1,703,483
Income taxes                                               612,431      613,776
                                                        ----------   ----------
Net income                                              $1,084,972   $1,089,707
                                                        ----------   ----------
Net income per common share:
        Basic/diluted                                   $     0.40   $     0.38
                                                        ----------   ----------
Dividends declared per common share                     $    0.345   $   0.3125
                                                        ----------   ----------
Weighted average number of common shares
 and common stock equivalents outstanding:
        Basic/diluted                                    2,683,034    2,842,924



See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                 -----------------------------
                                                       2000           1999
                                                 -----------------------------

Net income                                         $ 1,084,972    $ 1,089,707
                                                   -----------    -----------
Other comprehensive (loss), net of income taxes:
     Gross unrealized holding loss on securities
       securities
       available for sale                              (35,649)       (42,959)
     Deferred income tax benefit                        12,800         15,500
                                                   -----------    -----------
     Other comprehensive (loss)                        (22,849)       (27,459)
                                                   -----------    -----------
Comprehensive income                               $ 1,062,123    $ 1,062,248
                                                   ===========    ===========


See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                               2000            1999
                                                                       -----------------------------------
Cash flows from operating activities:
        Net income                                                        $  1,084,972    $  1,089,707
        Adjustments to reconcile net income to
         cash provided by operating activities:
                Depreciation of premises and equipment
                  and investment in real estate                                149,136         151,902
                Accretion of deferred fees, premiums and discounts, net        (11,696)         10,203
                Provision for loan losses                                       60,000          75,000
                Provision for losses on foreclosed real estate                    --            25,000
                (Gain) on sales of foreclosed real estate                         --           (25,512)
                (Increase) in interest receivable                              (82,766)        (81,184)
                (Increase) in other assets                                    (247,540)       (182,323)
                Increase in other liabilities                                  427,280         504,496
                Amortization of intangibles                                     30,325          30,325
                                                                           -----------      ----------
                        Net cash provided by operating activities            1,409,711       1,597,614
                                                                           -----------      ----------
Cash flow from investing activities:
        Principal repayments on securities available for sale                  354,054         351,610
        Purchases of securities available for sale                             (18,382)        (15,474)
        Principal repayments on mortgage-backed securities
          held to maturity                                                   4,281,890       9,899,421
        Purchases of mortgage-backed securities held to maturity            (6,207,705)    (15,081,080)
        Proceeds from sales of student loans                                    33,633          41,809
        Net change in loans receivable                                      (3,431,895)     (8,752,654)
        Proceeds from sales of foreclosed real estate                             --           133,385
        Additions to premises and equipment                                    (90,935)       (101,660)
        Purchase of Federal Home Loan Bank of New York stock                  (253,000)       (146,000)
                                                                           -----------      ----------
                        Net cash (used in) investing activities             (5,332,340)    (13,670,643)

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                              ----------------------------
                                                                                   2000            1999
                                                                              ----------------------------
Cash flows from financing activities:
        Net increase in deposits                                              $  3,689,437    $ 11,629,793
        Net (decrease) in advances from Federal Home Loan Bank
          of New York                                                           (5,000,000)           --
        Net (decrease) in other borrowed money                                      (6,000)         (5,541)
        Net (decrease) increase in payments by borrowers for
          taxes and insurance                                                     (157,812)         16,348
        Cash dividends paid                                                       (913,534)       (888,414)
        Purchase of treasury stock                                              (1,718,123)           --
                                                                              ------------    ------------
                        Net cash (used in) provided by financing activities     (4,106,032)     10,752,186
                                                                              ------------    ------------
Net (decrease) in cash and cash equivalents                                     (8,028,661)     (1,320,843)
Cash and cash equivalents - beginning                                           31,062,080      28,047,045
                                                                              ------------    ------------
Cash and cash equivalents - ending                                            $ 23,033,419    $ 26,726,202
                                                                              ------------    ------------

Supplemental information:
        Loans to facilitate sales of foreclosed real estate                   $       --      $    270,000
                                                                              ------------    ------------
        Cash paid during the period for:
                Interest on deposits and borrowings                           $  3,626,174    $  3,207,920
                                                                              ------------    ------------
                Income taxes                                                  $       --      $       --
                                                                              ------------    ------------

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.
There were no potentially dilutive contracts or securities outstanding at either March 31, 2000 or 1999 or during the three months then ended.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Company's assets at March 31, 2000 totalled $445.4 million, which represents a decrease of $2.6 million or 0.58% as compared with $448.0 million at December 31, 1999.

Securities available for sale at March 31, 2000 decreased $381,000 or 5.93% to $6.0 million when compared with $6.4 million at December 31, 1999. The decrease during the three months ended March 31, 2000, resulted primarily from repayments on securities available for sale of $354,000 along with an increase in net unrealized loss of $36,000.

Investment securities held to maturity remained unchanged at $8.0 million at March 31, 2000 and December 31, 1999. Mortgage-backed securities held to maturity increased $1.9 million or 1.57% to $122.7 million at March 31, 2000 when compared to $120.8 million at December 31, 1999. The increase during the three months ended March 31, 2000, resulted from purchases of $6.2 million, which were sufficient to offset principal repayments of $4.3 million.

Net loans amounted to $271.7 million at March 31, 2000, as compared to $268.3 million at December 31, 1999, which represents an increase of $3.4 million or 1.27%. The increase, during the three months ended March 31, 2000, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate remained unchanged at $456,000 at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, foreclosed real estate consisted of six properties of which two properties with a combined book value of $171,000 are under contract for sale.

Total deposits at March 31, 2000 totalled $365.6 million as compared with $361.9 million at December 31, 1999, representing an increase of $3.7 million or 1.02%.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $25.6 million and $30.6 million at March 31, 2000 and December 31, 1999, respectively. The $5.0 million decline was the result of debt repayment of $10.0 million which more than offset new borrowings of $5.0 million.

Stockholders' equity totalled $46.7 million and $48.3 million at March 31, 2000 and December 31, 1999, respectively. The decrease of $1.6 million was primarily the result of the Company's repurchase of 80,0000 shares of its common stock at an aggregate cost of $1.7 million.


Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

Net income decreased $5,000 or .46% to $1.085 million for the three months ended March 31, 2000 compared with $1.090 million for the same 1999 period. The decrease in net income during the 2000 period resulted from increases in total interest expense and non-interest expenses, which were partially offset by increases in total interest income and non-interest income and a decrease in income taxes.

Interest income on loans increased by $503,000 or 9.88% to $5.6 million during the three months ended March 31, 2000 when compared with $5.1 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $27.2 million in the average balance of loans outstanding sufficient to offset a ten basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $44,000 or 2.15% to $2.094 million during the three

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


months ended March 31, 2000 when compared with $2.050 million for the same 1999 period. The increase during the 2000 period resulted primarily from an increase of four basis points in the yield earned on the mortgage-backed securities and an increase of $1.8 million in the average balance of such portfolio outstanding. Interest earned on investments and other interest-earning assets increased by $93,000 or 28.27% to $422,000 during the three months ended March 31, 2000, when compared to $329,000 during the same 1999 period primarily due to an increase of $1.5 million in the average balance of such assets outstanding along with a 110 basis point increase in the yield earned on such portfolio.
The increased yield on investments and other interest-earning assets is indicative of higher market interest rates available on short-term investments.

Interest expense on deposits increased $389,000 or 13.95% to $3.2 million during the three months ended March 31, 2000 when compared to $2.8 million during the same 1999 period. Such increase was primarily attributable to increases of sixteen basis points in the cost of interest-bearing deposits and $26.5 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $29,000 or 6.92% to $448,000 during the three months ended March 31, 2000 when compared with $419,000 during the same 1999 period, primarily due to an increase of $1.9 million in the average balance of advances outstanding from the FHLB along with a two basis point increase in the cost of advances and other borrowed money.

Net interest income increased $222,000 or 5.21% during the three months ended March 31, 2000 when compared with the same 1999 period. Such increase was due to an increase in total interest income of $640,000, sufficient to offset an increase in total interest expense of $418,000. The Bank's net interest rate spread decreased from 3.79% in 1999 to 3.69% in 2000. The decrease in the interest rate spread resulted from an increase of sixteen basis points in the cost of interest-bearing liabilities sufficient to offset a six basis point increase in the yield earned on interest-earning assets. Net interest income increased despite the decline in interest rate spread as the interest income provided by the $30.5 million increase in average interest-earning assets exceeded the interest expense related to the $28.4 million increase in average interest-bearing liabilities.

During the three months ended March 31, 2000 and 1999, the Bank provided $60,000 and $75,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2000, December 31, 1999 and March 31, 1999, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $3.9 million or 0.88% of total assets, $4.2 million or 0.94% of total assets and $5.1 million or 1.19% of total assets, respectively. At March 31, 2000, $1.2 million of non-performing loans were accruing interest and $2.7 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2000 and 1999, the Bank charged off loans aggregating $22,000 and $1,000, respectively. The allowance for loan losses amounted to $2.0 million at March 31, 2000, representing 0.73% of total loans and 51.3% of loans delinquent ninety days or more and $2.0 million at December 31, 1999, representing 0.73% of total loans and 47.62% of loans delinquent ninety days or more.

Non-interest income increased $11,000 or 2.99% to $379,000 during the three months ended March 31, 2000 from $368,000 during the same 1999 period. The increase resulted from increases in fees and service charges of $5,000 and miscellaneous income of $6,000.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Non-interest expenses increased by $253,000 or 8.88% to $3.1 million during the three months ended March 31, 2000 when compared with $2.8 million during the same 1999 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, loss on foreclosed real estate and miscellaneous expenses increased $126,000, $9,000, $13,000, $79,000, $2,000 and $53,000,
respectively, which was sufficient to offset a decrease in federal insurance premium of $29,000 during the 2000 period when compared with the same 1999 period.

Income taxes totalled $612,000 and $614,000 during the three months ended March 31, 2000 and 1999, respectively. The decrease during the 2000 period resulted from a decrease in pre-tax income.


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 8.16% during the month of March 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at March 31, 2000 amounted to $10.1 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended March 31, 2000. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2000 and 1999 amounted to $914,000 and $888,000, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $271.7 million and $268.3 million at March 31, 2000 and December 31, 1999, respectively. Securities available for sale totalled $6.0 million and $6.4 million at March 31, 2000 and December 31, 1999, respectively. Mortgage-backed securities held to maturity totalled $122.7 million and $120.8 million at March 31, 2000 and December 31, 1999, respectively. The nominal increase was due in part to a slow down in prepayments on existing portfolio pools thereby reducing reinvested funds. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2000, advances from the FHLB amounted to $25.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2000, the Bank has outstanding commitments to originate loans of $12.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totalled $147.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at March 31, 2000, as compared to the minimum regulatory capital requirements:

                                                                          To Be Well
                                                                          Capitalized
                                                                          Under Prompt
                                                    Minimum Capital        Corrective
                                 Actual               Requirements     Actions Provisions
                             -------------------- ------------------- ---------------------
                               Amount     Ratio     Amount     Ratio     Amount    Ratio
                             ---------- --------- ---------- --------- --------- ----------

Total Capital
  (to risk-weighted assets)  $  44,389    20.04%    $17,716    8.00%    $22,146    10.00%

Tier 1 Capital
  (to risk-weighted assets)     42,757    19.31%       --      --        13,287     6.00%

Core (Tier 1) Capital
  (to adjusted total assets)    42,757     9.63%     17,768    4.00%     22,210     5.00%

Tangible Capital
  (to adjusted total assets)    42,757     9.63%      6,663    1.50%       --        --

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 1999, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                                NPV as
                                                         Percent of Portfolio
Change in          Net Portfolio Value                      Value of Assets
Interest Rates   ------------------------------------ --------------------------
In Basis Points                 Dollar        Percent     NPV        Change In
(Rate Shock)         Amount     Change        Change      Ratio     Basis Points
---------------- ----------- ------------  ------------ --------- --------------
                        (Dollars in Thousands)

    300           $ 21,887   $(28,747)        (57)        5.17%        (598)
    200             31,639    (18,995)        (38)        7.29         (386)
    100             41,471     (9,163)        (18)        9.34         (181)
  Static            50,634         --          --        11.15           --
   -100             58,068      7,434          15        12.55          140
   -200             64,913     14,279          28        13.80          265
   -300             71,208     20,574          41        14.90          375


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

                              PAMRAPO BANCORP, INC.

                                     PART II



ITEM 1. Legal Proceedings
        -----------------

     Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.


ITEM 2. Changes in Securities
        ---------------------

       Not applicable.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

       Not applicable.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

       The Annual Stockholders' Meeting was held on May 5, 2000. The following matters were submitted to the stockholders:

          1.    Election of two directors:

              A.   Directors elected at the meeting for terms to expire in 2003.

                                                             Number of Shares
                                                       -------------------------
                                                              For       Withheld
                                                       ------------- -----------
                        Mr. William J. Campbell            2,482,422      69,552
                        Mr. John A. Morecraft              2,512,213      39,761

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

                    (i)   Dr. Jamie Portela
                    (ii)  Mr. James Kennedy
                    (iii) Mr. Daniel J. Masarelli
                    (iv)  Mr. Francis J. O'Donnell

                             PAMRAPO BANCORP, INC.

                               PART II (Cont'd.)



ITEM 4. Submission of Matters to a Vote of Security Holders (Cont'd.)
        ---------------------------------------------------


                                                           Number of Shares
                                             -----------------------------------------
                                                                               Broker
                                                                                Non-
                                                For      Against   Abstained   Votes
                                             -----------------------------------------
2.   To ratify and approve a proposal to     1,902,356    49,156     21,414    579,048
     change the State of Incorporation of
     the Company from Delaware to
     New Jersey.

                                                     Number of Shares
                                            -----------------------------------
                                                For       Against    Abstained
                                            -----------------------------------
3.   The ratification of  Radics & Co.,      2,521,489     26,725        3,760
     LLC as independent auditors of the
     Corporation for the fiscal year
     ending December 31, 2000.

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



                              PAMRAPO BANCORP, INC.


Date:   May 12, 2000          By   /s/ William J. Campbell
        -----------------          ---------------------------------------
                                   William J. Campbell
                                   President and Chief Executive Officer



Date:   May 12, 2000          By:  /s/ Gary J. Thomas
        -----------------          ---------------------------------------
                                   Gary J. Thomas
                                   Vice President, Chief Financial Officer