Form 10-Q
period 2000-06-30
PAMRAPO BANCORP INC
filed 2000-08-14
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-Q
(Mark One)

[  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2000
                                -----------------------------------------------
                                      OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------     ----------------------------

                         Commission File Number 0-18014
                                                -------


                              PAMRAPO BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                                22-2984813
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


     611 Avenue C, Bayonne, New Jersey                             07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number,            201-339-4600
including area code             ________________________________________________




      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ----      -----


      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 2000.
                                         -------------

           $.01 par value common stock - 2,618,724 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX



                                                                                                             Page
PART I - FINANCIAL INFORMATION                                                                              Number
                                                                                                        -------------
      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at June 30, 2000 and December 31, 1999 (Unaudited)                                            1


               Consolidated Statements of Income for the Three Months
               and Six Months Ended June 30, 2000 and 1999 (Unaudited)                                       2


               Consolidated Statements of Comprehensive Income for the
                 Three Months and Six Months Ended June 30, 2000 and 1999 (Unaudited)                        3


               Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2000 and 1999 (Unaudited)                                       4 - 5


               Notes to Consolidated Financial Statements                                                    6


      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                               7 - 12

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                  13 - 14


PART II -  OTHER INFORMATION                                                                                15



SIGNATURES                                                                                                  16

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)








                                                                              June 30,            December 31,
                                                                                2000                  1999
                                                                             ----------           ------------

ASSETS
------
Cash and amounts due from depository institutions                            $ 14,364,991         $ 11,862,080
Interest-bearing deposits in other banks                                        4,569,471           19,200,000
                                                                             ------------         ------------

                     Total cash and cash equivalents                           18,934,462           31,062,080

Securities available for sale                                                   5,887,125            6,428,631
Investment securities held to maturity; estimated
 fair value of $8,567,000 (2000) and $7,586,000 (1999)                          8,996,118            7,995,941
Mortgage-backed securities held to maturity; estimated
  fair value of $117,780,000 (2000) and $118,324,000 (1999)                   121,109,209          120,823,781
Loans receivable                                                              283,318,692          268,280,380
Foreclosed real estate                                                            456,196              456,196
Investment in real estate                                                         248,384              255,769
Premises and equipment                                                          4,535,733            4,471,586
Federal Home Loan Bank stock, at cost                                           3,496,200            3,243,200
Interest receivable                                                             2,701,986            2,553,908
Excess of cost over assets acquired                                                     -               60,649
Other assets                                                                    2,777,107            2,388,330
                                                                             ------------         ------------

                     Total assets                                            $452,461,212         $448,020,451
                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                                $371,194,857         $361,924,668
     Advances from Federal Home Loan Bank of New York                          25,583,100           30,583,100
     Other borrowed money                                                         217,576              229,696
     Advance payments by borrowers for taxes and insurance                      2,661,279            2,946,639
     Other liabilities                                                          6,391,318            4,082,384
                                                                             ------------         ------------

                     Total liabilities                                        406,048,130          399,766,487
                                                                             ------------         ------------

Stockholders' equity:
     Preferred stock; authorized 3,000,000 shares;
     issued and outstanding - none                                                      -
     Common stock; par value $.01; authorized 7,000,000
     shares; 3,450,000 shares issued; shares outstanding
     2,623,724 (2000) and 2,727,924 (1999)                                         34,500               34,500
     Paid-in capital in excess of par value                                    18,906,768           18,906,768
     Retained earnings - substantially restricted                              45,838,091           45,474,883
     Unrealized (loss) on securities available for sale                           (58,841)             (46,874)
     Treasury stock, at cost; 826,276 shares (2000) and
     722,076 shares (1999)                                                    (18,307,436)         (16,115,313)
                                                                             ------------         ------------

                     Total stockholders' equity                                46,413,082           48,253,964
                                                                             ------------         ------------

                     Total liabilities and stockholders' equity              $452,461,212         $448,020,451
                                                                             ============         ============


See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    --------------------------------------
                                  (Unaudited)






                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                              June 30,
                                                         ---------------------------------    -----------------------------------
                                                             2000              1999                 2000                1999
                                                         ---------------   ---------------    -----------------   ---------------
Interest income:
  Loans                                                   $5,707,968        $5,380,044          $11,300,044         $10,469,004
  Mortgage-backed securities                               2,045,470         2,096,554            4,139,415           4,146,624
  Investments and other interest-earning assets              415,536           344,897              837,264             673,836
                                                          ----------        ----------          -----------         -----------

         Total interest income                             8,168,974         7,821,495           16,276,723          15,289,464
                                                          ----------        ----------          -----------         -----------

Interest expense:
  Deposits                                                 3,316,639         2,935,295            6,494,770           5,724,009
  Advances and other borrowed money                          384,040           423,697              832,083             842,903
                                                          ----------        ----------          -----------         -----------

         Total interest expense                            3,700,679         3,358,992            7,326,853           6,566,912
                                                          ----------        ----------          -----------         -----------

Net interest income                                        4,468,295         4,462,503            8,949,870           8,722,552
Provision for loan losses                                     60,000            75,000              120,000             150,000
                                                          ----------        ----------          -----------         -----------

Net interest income after provision for loan losses        4,408,295         4,387,503            8,829,870           8,572,552
                                                          ----------        ----------          -----------         -----------

Non-interest income:
  Fees and service charges                                   263,472           264,721              514,004             510,203
  Miscellaneous                                              106,635           173,129              235,266             295,690
                                                          ----------        ----------          -----------         -----------

         Total non-interest income                           370,107           437,850              749,270             805,893
                                                          ----------        ----------          -----------         -----------

Non-interest expenses:
  Salaries and employee benefits                           1,632,478         1,540,110            3,300,366           3,081,899
  Net occupancy expense of premises                          287,596           283,726              587,608             575,075
  Equipment                                                  307,560           267,830              590,191             536,929
  Advertising                                                 79,504            78,120              212,824             132,370
  Loss on foreclosed real estate                               5,534            23,222               12,728              28,097
  Amortization of intangibles                                 30,324            30,325               60,649              60,650
  Miscellaneous                                              705,466           681,690            1,387,431           1,339,612
                                                          ----------        ----------          -----------         -----------

         Total non-interest expenses                       3,048,462         2,905,023            6,151,797           5,754,632
                                                          ----------        ----------          -----------         -----------

Income before income taxes                                 1,729,940         1,920,330            3,427,343           3,623,813
Income taxes                                                 632,985           702,680            1,245,416           1,316,456
                                                          ----------        ----------          -----------         -----------

Net income                                                $1,096,955        $1,217,650          $ 2,181,927         $ 2,307,357
                                                          ==========        ==========          ===========         ===========

Net income per common shares:
  Basic/diluted                                                $0.42             $0.44                $0.82               $0.82
                                                          ==========        ==========          ===========         ===========

Dividends per common share                                   $0.3450           $0.3125                $0.69             $0.6250
                                                          ==========        ==========          ===========         ===========

Weighted average number of common shares and
 common stock equivalents outstanding
Basic/diluted                                              2,630,515         2,770,397            2,656,775           2,806,460
                                                          ==========        ==========          ===========         ===========


See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)


                                                                     Three Months                             Six Months
                                                                    Ended June 30,                          Ended June 30,
                                                       -----------------------------------     ------------------------------------
                                                              2000                1999                2000                 1999
                                                        ---------------     ---------------     ---------------     ----------------

Net income                                              $1,096,955          $1,217,650          $2,181,927           $2,307,357
                                                        ----------          ----------          ----------           ----------

Other comprehensive income (loss), net of
  income taxes:
       Gross unrealized holding gain (loss) on
        securities available for sale                       16,982             (82,472)            (18,667)            (125,431)
       Deferred income taxes                                (6,100)             29,700               6,700               45,200
                                                        ----------          ----------          ----------           ----------

       Other comprehensive income (loss)                    10,882             (52,772)            (11,967)             (80,231)
                                                        ----------          ----------          ----------           ----------

Comprehensive income                                    $1,107,837          $1,164,878          $2,169,960           $2,227,126
                                                        ==========          ==========          ==========           ==========

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                             ------------------------------------
                                                                                                   2000               1999
                                                                                             -----------------  -----------------
Cash flows from operating activities:
     Net income                                                                                    $2,181,927         $2,307,357
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate                          294,602            305,321
        Accretion of deferred fees, premiums and discounts, net                                       (28,971)           (21,600)
        Provision for loan losses                                                                     120,000            150,000
        Provision for losses on foreclosed real estate                                                      -             50,000
        (Gain) on sales of foreclosed real estate                                                           -            (39,177)
        (Increase) in interest receivable                                                            (148,078)           (85,958)
        (Increase) in other assets                                                                   (382,077)          (108,506)
        Increase (decrease) in other liabilities                                                    2,308,934           (330,716)
        Amortization of intangibles                                                                    60,649             60,650
                                                                                             ----------------    ---------------

            Net cash provided by operating activities                                               4,406,986          2,287,371
                                                                                             ----------------    ---------------
Cash flows from investing activities:
     Principal repayments on securities available for sale                                            542,755            694,204
     Purchases of securities available for sale                                                       (37,918)           (31,105)
     Purchases of investment securities held to maturity                                           (1,000,000)        (1,997,500)
     Principal repayments on mortgage-backed securities held to maturity                            8,789,425         18,116,460
     Purchases of mortgage-backed securities held to maturity                                      (9,174,892)       (19,098,971)
     Purchases of loans                                                                              (430,200)          (131,000)
     Proceeds from sales of student loans                                                             116,730             83,982
     Net change in loans receivable                                                               (14,698,007)       (23,061,251)
     Proceeds from sales of foreclosed real estate                                                         -             247,550
     Additions to premises and equipment                                                            (351,364)           (228,269)
     Purchase of Federal Home Loan Bank of New York stock                                           (253,000)           (146,000)
                                                                                             ----------------    ---------------

            Net cash (used in) investing activities                                              (16,496,471)        (25,551,900)
                                                                                             ----------------    ---------------
Cash flows from financing activities:
     Net increase in deposits                                                                      9,270,189          23,316,668
     Net (decrease) in advances from Federal Home Loan Bank of New York                           (5,000,000)                  -
     Net (decrease) in other borrowed money                                                          (12,120)            (11,192)
     Net (decrease) increase in payments by borrowers for taxes and insurance                       (285,360)             12,836
     Cash dividends paid                                                                          (1,818,719)         (1,745,578)
     Purchase of treasury stock                                                                   (2,192,123)         (2,375,000)
                                                                                             ----------------    ---------------

            Net cash (used in) provided by financing activities                                      (38,133)         19,197,734
                                                                                             ----------------    ---------------

Net (decrease) in cash and cash equivalents                                                      (12,127,618)         (4,066,795)
Cash and cash equivalents - beginning                                                             31,062,080          28,047,045
                                                                                             ----------------    ---------------

Cash and cash equivalents - ending                                                              $ 18,934,462        $ 23,980,250
                                                                                             ===============     ===============



See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)




                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                          ------------------------------------
                                                                                                2000               1999
                                                                                          -----------------   ----------------

Supplemental information:
  Transfer of loans receivable to foreclosed real estate                                   $        -            $    45,000
                                                                                           ===========           ===========

  Loans to facilitate sales of foreclosed real estate                                      $        -            $   355,500
                                                                                           ===========           ===========

  Cash paid during the period for:
     Income taxes                                                                          $ 1,259,780           $ 1,061,654
                                                                                           ===========           ===========

     Interest on deposits and borrowings                                                   $ 7,262,634           $ 6,567,037
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



2.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.  NET INCOME PER COMMON SHARE
    ---------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either June 30, 2000 or 1999 or during the three and six months then ended.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Company's assets at June 30, 2000 totalled $452.5 million, which represents an increase of $4.5 million or 1.00% as compared with $448.0 million at December 31, 1999.

Securities available for sale at June 30, 2000 decreased $542,000 or 8.43% to $5.9 million when compared with $6.4 million at December 31, 1999. The decrease during the six months ended June 30, 2000, resulted primarily from repayments on securities available for sale of $543,000.

Investment securities held to maturity increased $1.0 million or 12.50% to $9.0 million at June 30, 2000 when compared to $8.0 million at December 31, 1999. The increase during the six months ended June 30, 2000 resulted from a purchase of investment securities $1.0 million. Mortgage-backed securities held to maturity increased $285,000 or .24% to $121.1 million at June 30, 2000 when compared to $120.8 million at December 31, 1999. The increase during the six months ended June 30, 2000, resulted primarily from purchases of $9.2 million, which were sufficient to offset principal repayments of $8.8 million.

Net loans amounted to $283.3 million at June 30, 2000, as compared to $268.3 million at December 31, 1999, which represents an increase of $15.0 million or 5.59%. The increase, during the six months ended June 30, 2000, resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate remained unchanged at $456,000 at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, foreclosed real estate consisted of six properties of which two properties with a combined book value of $171,000 are under contract for sale.

Total deposits at June 30, 2000 totalled $371.2 million as compared with $361.9 million at December 31, 1999, representing an increase of $9.3 million or 2.57%.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $25.6 million and $30.6 million at June 30, 2000 and December 31, 1999, respectively. The $5.0 million decline was the result of debt repayment of $10.0 million which more than offset new borrowings of $5.0 million.

Stockholders' equity totalled $46.4 million and $48.3 million at June 30, 2000 and December 31, 1999, respectively. The decrease of $1.9 million was primarily the result of the Company's repurchase of 104,200 shares of its common stock at an aggregate cost of $2.2 million.


Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

Net income decreased $121,000 or 9.93% to $1.1 million for the three months ended June 30, 2000 compared with $1.2 million for the same 1999 period. The decrease in net income during the 2000 period resulted from increases in total interest expense and non-interest expenses and a decrease in non-interest income, which were partially offset by an increase in total interest income and decreases in provision for loan losses and income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Interest income on loans increased by $328,000 or 6.10% to $5.7 million during the three months ended June 30, 2000 when compared with $5.4 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $22.2 million in the average balance of loans outstanding sufficient to offset a twenty basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $52,000 or 2.48% to $2.045 million during the three months ended June 30, 2000 when compared with $2.097 million for the same 1999 period. The decrease during the 2000 period resulted primarily from decrease of $3.7 million in the average balance of mortgage-backed securities, sufficient to offset an increase of three basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $71,000 or 20.58% to $416,000 during the three months ended June 30, 2000, when compared to $345,000 during the same 1999 period primarily due to a 124 basis point increase in the yield earned on such portfolio. The increased yield on investments and other interest-earning assets is indicative of higher market interest rates available on short-term investments.

Interest expense on deposits increased $382,000 or 13.02% to $3.3 million during the three months ended June 30, 2000 when compared to $2.9 million during the same 1999 period. Such increase was primarily attributable to increases of twenty-one basis points in the cost of interest-bearing deposits and $21.9 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $40,000 or 9.43% to $384,000 during the three months ended June 30, 2000 when compared with $424,000 during the same 1999 period, primarily due to a decrease of $3.0 million in the average balance of advances outstanding from the FHLB sufficient to offset a seven basis point increase in the cost of advances and other borrowed money.

Net interest income increased $6,000 or .13% during the three months ended June 30, 2000 when compared with the same 1999 period. Such increase was due to an increase in total interest income of $348,000, sufficient to offset an increase in total interest expense of $342,000. The net interest rate spread decreased from 3.87% in 1999 to 3.68% in 2000. The decrease in the interest rate spread resulted from an increase of seventeen basis points in the cost of interest-bearing liabilities and a one basis point decrease in the yield earned on interest-earning assets. Net interest income increased despite the decline in interest rate spread as the interest income provided by the $18.5 million increase in average interest-earning assets exceeded the interest expense related to the $18.8 million increase in average interest-bearing liabilities.

During the three months ended June 30, 2000 and 1999, the Bank provided $60,000 and $75,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2000, December 31, 1999 and June 30, 1999, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.3 million or 0.96% of total assets, $4.2 million or 0.94% of total assets and $4.5 million or 1.04% of total assets, respectively. At June 30, 2000, $1.4 million of non-performing loans were accruing interest and $2.9 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2000 and 1999, the Bank charged off loans aggregating $16,000 and $355,000, respectively. The allowance for loan losses amounted to $2.1 million at June 30, 2000, representing 0.72% of total loans and 48.28% of loans delinquent ninety days or more, and $2.0 million at December 31, 1999, representing 0.73% of total loans and 47.62% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Non-interest income decreased $68,000 or 15.53% to $370,000 during the three months ended June 30, 2000 from $438,000 during the same 1999 period. The increase resulted from decreases in fees and service charges of $2,000 and miscellaneous income of $66,000.

Non-interest expenses increased by $143,000 or 4.92% to $3.0 million during the three months ended June 30, 2000 when compared with $2.9 million during the same 1999 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, and miscellaneous expenses increased $92,000, $4,000, $40,000, $2,000 and $23,000, respectively, which was sufficient to offset a decrease in loss on foreclosed real estate of $17,000 during the 2000 period when compared with the same 1999 period.

Income taxes totalled $633,000 and $703,000 during the three months ended June 30, 2000 and 1999, respectively. The decrease during the 2000 period resulted from a decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1999

Net income decreased $125,000 or 5.42% to $2.2 million for the six months ended June 30, 2000 compared with $2.3 million for the same 1999 period. The decrease in net income during the 2000 period resulted from increases in total interest expense and non-interest expenses and a decrease in non-interest income, which were partially offset by an increase in total interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $831,000 or 7.94% to $11.3 million during the six months ended June 30, 2000 when compared with $10.5 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $24.7 million in the average balance of loans outstanding sufficient to offset a sixteen basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $7,000 or .17% to $4.14 million during the six months ended June 30, 2000 when compared with $4.15 million for the same 1999 period. The decrease during the 2000 period resulted primarily from a decrease $1.0 million in the average balance of such portfolio outstanding sufficient to offset an increase of four basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $163,000 or 24.18% to $837,000 during the six months ended June 30, 2000, when compared to $674,000 during the same 1999 period primarily due to a 143 basis point increase in the yield earned on such portfolio sufficient to offset a decrease of $256,000 in the average balance of such assets. The increased yield on investments and other interest-earning assets is indicative of higher market interest rates available on short-term investments.

Interest expense on deposits increased $771,000 or 13.47% to $6.5 million during the six months ended June 30, 2000 when compared to $5.7 million during the same 1999 period. Such increase was primarily attributable to increases of twenty basis points in the cost of interest-bearing deposits and $24.1 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $11,000 or 1.30% to $832,000 during the six months ended June 30, 2000 when compared with $843,000 during the same 1999 period, primarily due to an decrease of $550,000 in the average balance of advances outstanding from the FHLB sufficient to offset a three basis point increase in the cost of advances and other borrowed money.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Net interest income increased $227,000 or 2.60% during the six months ended June 30, 2000 when compared with the same 1999 period. Such increase was due to an increase in total interest income of $987,000, sufficient to offset an increase in total interest expense of $760,000. The net interest rate spread decreased from 3.83% in 1999 to 3.70% in 2000. The decrease in the interest rate spread resulted from an increase of seventeen basis points in the cost of interest-bearing liabilities sufficient to offset a four basis point increase in the yield earned on interest-earning assets. Net interest income increased despite the decline in interest rate spread as the interest income provided by the $23.5 million increase in average interest-earning assets exceeded the interest expense related to the $23.5 million increase in average interest-bearing liabilities.

During the six months ended June 30, 2000 and 1999, the Bank provided $120,000 and $150,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2000 and 1999, the Bank charged off loans aggregating $38,000 and $356,000, respectively.

Non-interest income decreased $57,000 or 7.07% to $749,000 during the six months ended June 30, 2000 from $806,000 during the same 1999 period. The decrease resulted from a decrease in miscellaneous income of $61,000 sufficient to offset an increase in fees and service charges of $4,000.

Non-interest expenses increased by $397,000 or 6.90% to $6.2 million during the six months ended June 30, 2000 when compared with $5.8 million during the same 1999 period. Salaries and employee benefits, net occupancy expense, equipment, advertising, and miscellaneous expenses increased $218,000, $13,000, $53,000, $81,000 and $47,000, respectively, which was sufficient to offset a decrease in loss on foreclosed real estate of $15,000 during the 2000 period when compared with the same 1999 period.

Income taxes totalled $1.2 million and $1.3 million during the six months ended June 30, 2000 and 1999, respectively. The decrease during the 2000 period resulted from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 7.24% during the month of June 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at June 30, 2000 amounted to $4.6 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the six months ended June 30, 2000. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 2000 and 1999 amounted to $1.8 million and $1.7 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $283.3 million and $268.3 million at June 30, 2000 and December 31, 1999, respectively. Securities available for sale totalled $5.9 million and $6.4 million at June 30, 2000 and December 31, 1999, respectively. Mortgage-backed securities held to maturity totalled $121.1 million and $120.8 million at June 30, 2000 and December 31, 1999, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2000, advances from the FHLB amounted to $25.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2000, the Bank has outstanding commitments to originate loans of $12.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totalled $153.6 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following table sets forth the Bank's capital position at June 30, 2000, as compared to the minimum regulatory capital requirements:



                                                                                                                   To Be Well
                                                                                                                   Capitalized
                                                                                                                  Under Prompt
                                                                                       Minimum Capital             Corrective
                                                        Actual                           Requirements           Actions Provisions
                                               ----------------------------     --------------------------     --------------------
                                                   Amount           Ratio            Amount         Ratio        Amount      Ratio
                                               ------------    ------------     --------------    --------     -----------   ------
Total Capital
  (to risk-weighted assets)                      $45,672           19.70%           $18,550         8.00%        $23,187      10.00%

Tier 1 Capital
  (to risk-weighted assets)                       44,012           18.98%                -            -           13,912       6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                      44,012            9.75%            18,056         4.00%         22,570       5.00%

Tangible Capital
  (to adjusted total assets)                      44,012            9.75%             6,771         1.50%           -           -

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 2000, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK





                                                                               NPV as
                                                                         Percent of Portfolio
   Change in                   Net Portfolio Value                         Value of Assets
Interest Rates      ---------------------------------------------     ------------------------------
In Basis Points                        Dollar          Percent           NPV             Change
  (Rate Shock)        Amount           Change          Change           Ratio         Basis Points
----------------    ------------    -------------    ------------     -----------     --------------
                                                      (Dollars in Thousands)

     300              $25,852         $(27,231)         (51)              6.14%            (560)
     200               34,721          (18,361)         (35)              8.05             (369)
     100               43,982           (9,101)         (17)              9.96             (178)
  Static               53,082                -            -              11.74                -
    -100               60,664            7,582           14              13.15              141
    -200               65,019           11,936           22              13.92              218
    -300               69,710           16,627           31              14.72              298


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


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         This information was reported in the Company's Form 10-Q for the quarter ended March 31, 2000.


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



                                    PAMRAPO BANCORP, INC.


Date: August 14, 2000               By: /s/ William J. Campbell
      ---------------------             -------------------------------------
                                        William J. Campbell
                                        President and Chief Executive Officer



Date: August 14, 2000               By: /s/ Gary J. Thomas
      ---------------------             -------------------------------------
                                        Gary J. Thomas
                                        Vice President, Chief Financial Officer