Form 10-Q
period 2000-09-30
PAMRAPO BANCORP INC
filed 2000-11-13
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2000
                                  ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                ----------        ------------------------------


                        Commission File Number 0-18014
                                               -------


                             PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                          22-2984813
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                          Identification Number)

  611 Avenue C, Bayonne, New Jersey                            07002
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,        201-339-4600
including area code
                                 -----------------------------------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    -----


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 2000.
                                         ----------------

          $.01 par value common stock - 2,597,737 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
                                                                    ------------

         Consolidated Statements of Financial Condition
          at September 30, 2000 and December 31, 1999 (Unaudited)            1

         Consolidated Statements of Income for the
           Three Months and Nine Months Ended
            September 30, 2000 and 1999 (Unaudited)                          2

         Consolidated Statements of Comprehensive Income
          for the Three Months and Nine Months Ended
          September 30, 2000 and 1999 (Unaudited)                            3

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999 (Unaudited)      4 - 5

         Notes to Consolidated Financial Statements                          6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7 - 12

Item 3:  Quantitative and Qualitative Disclosure About Market Risk       13 - 14

PART II - OTHER INFORMATION                                                 15

SIGNATURES                                                                  16

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)

                                                                                  September 30,       December 31,
ASSETS                                                                                2000                1999
------                                                                           -------------       -------------
Cash and amounts due from depository institutions                                  $11,974,979         $11,862,080
Interest-bearing deposits in other banks                                             1,200,000          19,200,000
                                                                                 -------------       -------------

         Total cash and cash equivalents                                            13,174,979          31,062,080

Securities available for sale                                                        5,702,981           6,428,631
Investment securities held to maturity; estimated
 fair value of $8,611,000 (2000) and $7,586,000 (1999)                               8,996,207           7,995,941
Mortgage-backed securities held to maturity; estimated
  fair value of $114,894,000 (2000) and $118,324,000 (1999)                        116,418,125         120,823,781
Loans receivable                                                                   296,790,898         268,280,380
Foreclosed real estate                                                                 421,196             456,196
Investment in real estate                                                              244,691             255,769
Premises and equipment                                                               4,724,741           4,471,586
Federal Home Loan Bank stock, at cost                                                3,496,200           3,243,200
Interest receivable                                                                  2,822,310           2,553,908
Excess of cost over assets acquired                                                          -              60,649
Other assets                                                                         3,045,434           2,388,330
                                                                                 -------------       -------------

         Total assets                                                            $ 455,837,762       $ 448,020,451
                                                                                 ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                                   $ 372,447,964       $ 361,924,668
      Advances from Federal Home Loan Bank of New York                              27,583,100          30,583,100
      Other borrowed money                                                             211,331             229,696
      Advance payments by borrowers for taxes and insurance                          2,697,198           2,946,639
      Other liabilities                                                              6,782,620           4,082,384
                                                                                 -------------       -------------

         Total liabilities                                                         409,722,213         399,766,487
                                                                                 -------------       -------------

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
       issued and outstanding - none                                                         -                   -
      Common stock; par value $.01; authorized 7,000,000 shares;
       3,450,000 shares issued; shares outstanding 2,597,737 (2000)
       and 2,727,924 (1999)                                                             34,500              34,500
      Paid-in capital in excess of par value                                        18,906,768          18,906,768
      Retained earnings - substantially restricted                                  46,006,553          45,474,883
      Unrealized (loss) on securities available for sale                               (13,484)            (46,874)
      Treasury stock, at cost; 852,263 shares (2000) and 722,076
        shares (1999)                                                              (18,818,788)        (16,115,313)
                                                                                 -------------       -------------

         Total stockholders' equity                                                 46,115,549          48,253,964
                                                                                 -------------       -------------

         Total liabilities and stockholders' equity                              $ 455,837,762       $ 448,020,451
                                                                                ==============       =============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    --------------------------------------
                                   (Unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                              --------------------------------   -----------------------------------
                                                                    2000             1999              2000               1999
                                                              ---------------  ---------------   ----------------  -----------------
Interest income:
      Loans                                                      $  5,984,994     $  5,465,429       $ 17,285,038      $ 15,934,433
      Mortgage-backed securities                                    2,015,540        2,041,198          6,154,955         6,187,822
      Investments and other interest-earning assets                   321,480          405,800          1,158,744         1,079,636
                                                                 ------------     ------------       ------------      ------------

              Total interest income                                 8,322,014        7,912,427         24,598,737        23,201,891
                                                                 ------------     ------------       ------------      ------------

Interest expense:
      Deposits                                                      3,525,195        3,047,807         10,019,965         8,771,816
      Advances and other borrowed money                               393,965          428,185          1,226,048         1,271,088
                                                                 ------------     ------------       ------------      ------------

              Total interest expense                                3,919,160        3,475,992         11,246,013        10,042,904
                                                                 ------------     ------------       ------------      ------------

Net interest income                                                 4,402,854        4,436,435         13,352,724        13,158,987
Provision for loan losses                                              60,000           75,000            180,000           225,000
                                                                 ------------     ------------       ------------      ------------

Net interest income after provision for loan losses                 4,342,854        4,361,435         13,172,724        12,933,987
                                                                 ------------     ------------       ------------      ------------

Non-interest income:
      Fees and service charges                                        253,701          251,286            767,705           761,489
      Miscellaneous                                                   125,595          131,084            360,861           426,774
                                                                 ------------     ------------       ------------      ------------

              Total non-interest income                               379,296          382,370          1,128,566         1,188,263
                                                                 ------------     ------------       ------------      ------------

Non-interest expenses:
      Salaries and employee benefits                                1,650,490        1,469,124          4,950,856         4,551,023
      Net occupancy expense of premises                               286,025          275,294            873,633           850,369
      Equipment                                                       219,187          278,601            809,378           815,530
      Advertising                                                      68,926           10,497            281,750           142,867
      Loss on foreclosed real estate                                   12,531              776             25,259            28,873
      Amortization of intangibles                                           -           30,325             60,649            90,975
      Miscellaneous                                                   800,761          733,311          2,188,192         2,072,923
                                                                 ------------     ------------       ------------      ------------

              Total non-interest expenses                           3,037,920        2,797,928          9,189,717         8,552,560
                                                                 ------------     ------------       ------------      ------------

Income before income taxes                                          1,684,230        1,945,877          5,111,573         5,569,690
Income taxes                                                          612,649          709,204          1,858,065         2,025,660
                                                                 ------------     ------------       ------------      ------------

Net income                                                       $  1,071,581     $  1,236,673       $  3,253,508      $  3,544,030
                                                                 ============     ============       ============      ============

Net income per common share:
      Basic/diluted                                              $       0.41     $       0.45       $       1.23      $       1.27
                                                                 ============     ============       ============      ============

Dividends per common share                                       $     0.3450     $     0.3125       $     1.0350      $     0.9375
                                                                 ============     ============       ============      ============

Weighted average number of common shares and common stock
  equivalents outstanding:
      Basic/diluted                                                 2,618,306        2,742,924          2,643,858         2,785,049
                                                                 ============     ============       ============      ============


See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                             --------------------------------   -----------------------------------
                                                                   2000             1999              2000               1999
                                                             ---------------  ---------------   ----------------  -----------------
Net income                                                   $     1,071,581  $     1,236,673   $      3,253,508  $       3,544,030
                                                             ---------------  ---------------   ----------------  -----------------

Other comprehensive income (loss), net of income taxes:
      Gross unrealized holding loss on securities
        available for sale                                            70,957          (23,318)            52,290           (148,749)
      Deferred income taxes                                          (25,600)           8,400            (18,900)            53,600
                                                             ---------------  ---------------   ----------------  -----------------

Other comprehensive income (loss)                                     45,357          (14,918)            33,390            (95,149)
                                                             ---------------  ---------------   ----------------  -----------------

Comprehensive income                                         $     1,116,938  $     1,221,755   $      3,286,898  $       3,448,881
                                                             ===============  ===============   ================  =================


See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                             ------------------------------------
                                                                                                   2000               1999
                                                                                             -----------------  -----------------
Cash flows from operating activities:
     Net income                                                                                 $   3,253,508      $   3,544,030
     Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate                          438,076            413,986
        Accretion of deferred fees, premiums and discounts, net                                       (13,501)           (24,639)
        Provision for loan losses                                                                     180,000            225,000
        Provision for losses on foreclosed real estate                                                  5,000             60,000
        (Gain) on sales of foreclosed real estate                                                           -            (48,418)
        (Increase) in interest receivable                                                            (268,402)          (256,964)
        (Increase) decrease in other assets                                                          (676,004)            95,925
        Increase (decrease) in other liabilities                                                    2,700,236         (1,793,862)
        Amortization of intangibles                                                                    60,649             90,975
                                                                                                -------------      -------------

            Net cash provided by operating activities                                               5,679,562          2,306,033
                                                                                                -------------      -------------
Cash flow from investing activities:
     Proceeds from calls and maturities of securities available for sale                                    -          2,000,000
     Principal repayments on securities available for sale                                            810,624            895,617
     Purchases of securities available for sale                                                       (59,236)           (47,376)
     Purchases of investment securities held to maturity                                           (1,000,000)        (7,997,500)
     Principal repayments on mortgage-backed securities held to maturity                           13,430,229         24,324,573
     Purchases of mortgage-backed securities held to maturity                                      (9,174,892)       (28,056,770)
     Purchases of loans                                                                              (982,400)          (131,000)
     Proceeds from sales of student loans                                                             116,730             98,419
     Net change in loans receivable                                                               (27,614,742)       (28,469,016)
     Proceeds from sales of foreclosed real estate                                                     10,000            268,570
     Additions to premises and equipment                                                             (680,153)          (260,224)
     Purchase of Federal Home Loan Bank of New York stock                                            (253,000)          (146,000)
                                                                                                -------------      -------------

            Net cash (used in) investing activities                                               (25,396,840)       (37,520,707)
                                                                                                -------------      -------------
Cash flows from financing activities:
     Net increase in deposits                                                                      10,523,296         29,075,191
     Net (decrease) in advances from Federal Home Loan Bank of New York                            (3,000,000)                 -
     Net (decrease) in other borrowed money                                                           (18,365)           (16,958)
     Net (decrease) increase in payments by borrowers for taxes and insurance                        (249,441)           492,622
     Cash dividends paid                                                                           (2,721,838)        (2,602,742)
     Purchase of treasury stock                                                                    (2,703,475)        (2,375,000)
                                                                                                -------------      -------------

            Net cash provided by financing activities                                               1,830,177         24,573,113
                                                                                                -------------      -------------

Net (decrease) in cash and cash equivalents                                                       (17,887,101)       (10,641,561)
Cash and cash equivalents - beginning                                                              31,062,080         28,047,045
                                                                                                -------------      -------------

Cash and cash equivalents - ending                                                              $  13,174,979       $ 17,405,484
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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        ------------------------------------
                                                                              2000               1999
                                                                        -----------------  -----------------
Supplemental information:
     Transfer of loans receivable to foreclosed real estate               $            -    $       45,000
                                                                          ==============    ==============

     Loans to facilitate sales of foreclosed real estate                  $            -    $      666,750
                                                                          ==============    ==============

     Cash paid during the period for:
        Income taxes                                                      $    1,909,780    $    1,761,654
                                                                          ==============    ==============

        Interest on deposits and borrowings                               $   11,246,013    $   10,042,904
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



2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either September 30, 2000 or 1999 or during the three or nine months then ended.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Company's assets at September 30, 2000 totalled $455.8 million, which represents an increase of $7.8 million or 1.74% as compared with $448.0 million at December 31, 1999.

Cash and cash equivalents at September 30, 2000 decreased $17.9 million or 57.56% to $13.2 million when compared with $31.1 million at December 31, 1999. The decrease during the nine months ended September 30, 2000, resulted primarily from a decrease in investment in interest-bearing deposits of other banks of $18.0 million. The cash was used primarily to fund loan originations.

Securities available for sale at September 30, 2000 decreased $726,000 or 11.29% to $5.7 million when compared with $6.4 million at December 31, 1999. The decrease during the nine months ended September 30, 2000, resulted primarily from repayments on securities available for sale of $811,000, sufficient to offset the decrease in unrealized loss on such securities of $71,000.

Investment securities held to maturity increased $1.0 million or 12.50% to $9.0 million at September 30, 2000 when compared to $8.0 million at December 31, 1999. The increase during the nine months ended September 30, 2000 resulted from a purchase of investment securities of $1.0 million. Mortgage-backed securities held to maturity decreased $4.4 million or 3.64% to $116.4 million at September 30, 2000 when compared to $120.8 million at December 31, 1999. The decrease during the nine months ended September 30, 2000, resulted primarily from principal repayments of $13.4 million, which were sufficient to offset purchases of $9.2 million.

Net loans amounted to $296.8 million at September 30, 2000, as compared to $268.3 million at December 31, 1999, which represents an increase of $28.5 million or 10.62%. The increase, during the nine months ended September 30, 2000, resulted primarily from loan originations and purchases exceeding principal repayments.

Foreclosed real estate totalled $421,000 and $456,000 at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, foreclosed real estate consisted of six properties, three of which have a combined book value of $301,000 and are under contract for sale.

Total deposits at September 30, 2000 totalled $372.4 million as compared with $361.9 million at December 31, 1999, representing an increase of $10.5 million or 2.90%.

Advances from the Federal Home Loan Bank ("FHLB") amounted to $27.6 million and $30.6 million at September 30, 2000 and December 31, 1999, respectively. The $3.0 million decline was the result of repayments of $10.0 million which more than offset new borrowings of $7.0 million.

Stockholders' equity totalled $46.1 million and $48.3 million at September 30, 2000 and December 31, 1999, respectively. The decrease of $2.2 million was primarily the result of the Company's repurchase of 130,187 shares of its common stock at an aggregate cost of $2.7 million.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

Net income decreased $165,000 or 13.34% to $1.1 million for the three months ended September 30, 2000 compared with $1.2 million for the same 1999 period. The decrease in net income during the 2000 period resulted from increases in total interest expense and non-interest expenses and a decrease in non-interest income, which were partially offset by an increase in total interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $520,000 or 9.52% to $6.0 million during the three months ended September 30, 2000 when compared with $5.5 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $25.0 million in the average balance of loans outstanding along with a one basis point increase in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $25,000 or 1.22% to $2.016 million during the three months ended September 30, 2000 when compared with $2.041 million for the same 1999 period. The decrease during the 2000 period resulted primarily from decrease of $3.3 million in the average balance of mortgage-backed securities, sufficient to offset an increase of nine basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $85,000 or 20.94% to $321,000 during the three months ended September 30, 2000, when compared to $406,000 during the same 1999 period primarily from a decrease of $8.0 million in the average balance, sufficient to offset an eighty-two basis point increase in the yield earned on such portfolio. The increased yield on investments and other interest-earning assets is indicative of higher market interest rates available on short-term investments.

Interest expense on deposits increased $477,000 or 15.65% to $3.5 million during the three months ended September 30, 2000 when compared to $3.0 million during the same 1999 period. Such increase was primarily attributable to increases of thirty-nine basis points in the cost of interest-bearing deposits and $15.1 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $34,000 or 7.94% to $394,000 during the three months ended September 30, 2000 when compared with $428,000 during the same 1999 period, primarily due to a decrease of $2.6 million in the average balance of advances outstanding from the FHLB sufficient to offset a six basis point increase in the cost of advances and other borrowed money.

Net interest income decreased $33,000 or .74% during the three months ended September 30, 2000 when compared with the same 1999 period. Such decrease was due to an increase in total interest expenses of $443,000, sufficient to offset an increase in total interest income of $410,000. The net interest rate spread decreased from 3.74% in 1999 to 3.53% in 2000. The decrease in the interest rate spread resulted from an increase of thirty-five basis points in the cost of interest-bearing liabilities partially offset by a fourteen basis point increase in the yield earned on interest-earning assets.

During the three months ended September 30, 2000 and 1999, the Bank provided $60,000 and $75,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


conditions. At September 30, 2000, December 31, 1999 and September 30, 1999, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.1 million or 0.91% of total assets, $4.2 million or 0.94% of total assets and $4.4 million or 1.01% of total assets, respectively. At September 30, 2000, $1.1 million of non-performing loans were accruing interest and $3.0 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 2000 and 1999, the Bank charged off loans aggregating $85,000 and $202,000, respectively. The allowance for loan losses amounted to $2.1 million at September 30, 2000, representing 0.68% of total loans and 50.06% of loans delinquent ninety days or more, and $2.0 million at December 31, 1999, representing 0.73% of total loans and 47.62% of loans delinquent ninety days or more.

Non-interest income decreased $3,000 or .79% to $379,000 during the three months ended September 30, 2000 from $382,000 during the same 1999 period. The decrease resulted from a decrease in miscellaneous income of $6,000, sufficient to offset an increase in fees and service charges of $3,000.

Non-interest expenses increased by $240,000 or 8.58% to $3.0 million during the three months ended September 30, 2000 when compared with $2.8 million during the same 1999 period. Salaries and employee benefits, net occupancy expense, advertising, loss on foreclosed real estate and miscellaneous expenses increased $181,000, $11,000, $58,000, $12,000 and $68,000, respectively, which was sufficient to offset decreases in equipment and amortization of intangibles of $60,000 and $30,000, respectively, during the 2000 period when compared with the same 1999 period.

Income taxes totalled $613,000 and $709,000 during the three months ended September 30, 2000 and 1999, respectively. The decrease during the 2000 period resulted from a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

Net income decreased $290,000 or 8.18% to $3.3 million for the nine months ended September 30, 2000 compared with $3.5 million for the same 1999 period. The decrease in net income during the 2000 period resulted from increases in total interest expense and non-interest expenses and a decrease in non-interest income, which were partially offset by an increase in total interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $1.35 million or 8.48% to $17.3 million during the nine months ended September 30, 2000 when compared with $15.9 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $24.8 million in the average balance of loans outstanding sufficient to offset a ten basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $33,000 or .53% to $6.16 million during the nine months ended September 30, 2000 when compared with $6.19 million for the same 1999 period. The decrease during the 2000 period resulted primarily from a decrease $1.7 million in the average balance of such portfolio outstanding sufficient to offset an increase of five basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $79,000 or 7.31% to $1.2 million during the nine months ended September 30, 2000, when compared to $1.1 million during the same 1999 period primarily due to a eighty-three basis point increase in the yield earned on such portfolio sufficient to offset a decrease of $1.5 million in the average balance of such assets. The increased yield on investments and other interest-earning assets is indicative of higher market interest rates available on short-term investments.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Interest expense on deposits increased $1.2 million or 13.64% to $10.0 million during the nine months ended September 30, 2000 when compared to $8.8 million during the same 1999 period. Such increase was primarily attributable to increases of twenty six basis points in the cost of interest-bearing deposits and $20.9 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $45,000 or 3.54% to $1.23 million during the nine months ended September 30, 2000 when compared with $1.27 million during the same 1999 period, primarily due to a decrease of $1.2 million in the average balance of advances outstanding from the FHLB sufficient to offset a four basis point increase in the cost of advances and other borrowed money.

Net interest income increased $194,000 or 1.47% during the nine months ended September 30, 2000 when compared with the same 1999 period. Such increase was due to an increase in total interest income of $1.4 million, sufficient to offset an increase in total interest expense of $1.2 million. The net interest rate spread decreased from 3.80% in 1999 to 3.62% in 2000. The decrease in the interest rate spread resulted from an increase of twenty-three basis points in the cost of interest-bearing liabilities sufficient to offset a five basis point increase in the yield earned on interest-earning assets. Net interest income increased despite the decline in interest rate spread as the interest income provided by the $21.5 million increase in average interest-earning assets exceeded the interest expense related to the $19.7 million increase in average interest-bearing liabilities.

During the nine months ended September 30, 2000 and 1999, the Bank provided $180,000 and $225,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2000 and 1999, the Bank charged off loans aggregating $123,000 and $559,000, respectively.

Non-interest income decreased $59,000 or 4.97% to $1.13 million during the nine months ended September 30, 2000 from $1.19 million during the same 1999 period. The decrease resulted from a decrease in miscellaneous income of $66,000 sufficient to offset an increase in fees and service charges of $7,000.

Non-interest expenses increased by $637,000 or 7.45% to $9.2 million during the nine months ended September 30, 2000 when compared with $8.6 million during the same 1999 period. Salaries and employee benefits, net occupancy expense, advertising, and miscellaneous expenses increased $400,000, $23,000, $139,000 and $115,000, respectively, which was sufficient to offset decreases in equipment, loss on foreclosed real estate and amortization of intangibles of $7,000, $4,000, and $30,000, respectively, during the 2000 period when compared with the same 1999 period.

Income taxes totalled $1.9 million and $2.0 million during the nine months ended September 30, 2000 and 1999, respectively. The decrease during the 2000 period resulted from a decrease in pre-tax income.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. This requirement, which may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 4.96% during the month of September 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at September 30, 2000 amounted to $1.2 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the nine months ended September 30, 2000. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 2000 and 1999 amounted to $2.7 million and $2.6 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $296.8 million and $268.3 million at September 30, 2000 and December 31, 1999, respectively. Securities available for sale totalled $5.7 million and $6.4 million at September 30, 2000 and December 31, 1999, respectively. Mortgage-backed securities held to maturity totalled $116.4 million and $120.8 million at September 30, 2000 and December 31, 1999, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2000, advances from the FHLB amounted to $27.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2000, the Bank has outstanding commitments to originate loans of $9.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000, totalled $162.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at September 30, 2000, as compared to the minimum regulatory capital requirements:

                                                                                                        To Be Well
                                                                                                        Capitalized
                                                                                                       Under Prompt
                                                                        Minimum Capital                 Corrective
                                              Actual                     Requirements               Actions Provisions
                                    ---------------------------   ---------------------------   ---------------------------
                                       Amount         Ratio          Amount         Ratio          Amount         Ratio
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total Capital
  (to risk-weighted assets)            $ 46,073         19.22%       $ 19,175          8.00%       $ 23,969         10.00%

Tier 1 Capital
  (to risk-weighted assets)              44,389         18.52%         -              -              14,382          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)             44,389          9.78%         18,160          4.00%         22,700          5.00%

Tangible Capital
  (to adjusted total assets)             44,389          9.78%          6,810          1.50%         -              -

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTDS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2000, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                                                 NPV as
                                                                          Percent of Portfolio
       Change in                    Net Portfolio Value                     Value of Assets
     Interest Rates    ---------------------------------------------   ---------------------------
    In Basis Points                        Dollar         Percent        NPV           Change
      (Rate Shock)         Amount          Change         Change        Ratio       Basis Points
---------------------  --------------   -------------   ------------   --------   ----------------
                         (Dollars in Thousands)
          300               $ 27,983       $ (29,574)           (51)      6.50 %             (593)
          200                 37,554         (20,004)           (35)      8.52               (391)
          100                 47,638          (9,920)           (17)     10.54               (189)
       Static                 57,558               -             -       12.43                   -
         -100                 65,838           8,280             14      13.93                150
         -200                 70,816          13,258             23      14.78                235
         -300                 76,794          19,236             33      15.79                336

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








                                    PAMRAPO BANCORP, INC.


Date:  November 10, 2000            By  /s/ William J. Campbell
      ----------------------------     -----------------------------------------
                                         William J. Campbell
                                         President and Chief Executive Officer



Date:  November 10, 2000            By:  /s/ Gary J. Thomas
      ----------------------------      ----------------------------------------
                                         Gary J. Thomas
                                         Vice President, Chief Financial Officer