Form 10-K
period 2000-12-31
PAMRAPO BANCORP INC
filed 2001-03-30
CIK 854071

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2000

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File No. 0-18014

                             PAMRAPO BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                             22-2984813
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    611 AVENUE C, BAYONNE, NEW JERSEY  07002
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
                                               -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $43,723,125 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 16, 2001.

     The Registrant had 2,577,737 shares of Common Stock outstanding as of March 16, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I

     Item 1.     Business...........................................     1

     Item 2.     Properties.........................................    35

     Item 3.     Legal Proceedings..................................    36

     Item 4.     Submission of Matters to a Vote of Security Holders    36

PART II

     Item 5.     Market for Registrant's Common Equity and
                 Related Stockholder Matters........................    37

     Item 6.     Selected Financial Data............................    37

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................    37

     Item 8.     Financial Statements and Supplementary Data........    37

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................    37

PART III

     Item 10.    Directors and Executive Officers of the Registrant.    38

     Item 11.    Executive Compensation.............................    38

     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..............................    38

     Item 13.    Certain Relationships and Related Transactions.....    38

PART  IV

     Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K............................    39

SIGNATURES..........................................................    41

                                     PART I

Item 1.  Business.

     Pamrapo Bancorp, Inc. (also referred to as the "Company" or the "Registrant") was incorporated under Delaware law on June 26, 1989. On November 10, 1989, the Registrant acquired Pamrapo Savings Bank, S.L.A. (the "Bank" or "Pamrapo") as a part of the Bank's conversion from a New Jersey chartered savings association in mutual form to a New Jersey chartered stock savings association. On March 29, 2001, the Company changed its state of incorporation from Delaware to New Jersey. A copy of the Company's New Jersey Articles of Incorporation and Bylaws are attached as Exhibits 3.1 and 3.2 hereto. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

     Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 2000, the Bank had total assets of $469.3 million, deposits of $385.1 million and stockholders' equity of $40.7 million before elimination of intercompany accounts with the Company, respectively.

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

Lending Activities

     General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings primarily for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At
December 31, 2000, the Bank's total gross loans outstanding amounted to $315.0 million, of which $221.8 million consisted of loans secured by one- to four-family residential properties, $11.2 million consisted of construction and land loans, and $77.1 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $442,000 are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                          At December 31,
                              ------------------------------------------------------------------------------------------------------
                                     1996                 1997                 1998                 1999                 2000
                              ------------------   ------------------   ------------------   ------------------   ------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
REAL ESTATE MORTGAGE LOANS:
 Permanent:
  Fixed-rate................  $168,727    81.35%   $168,225    79.67%   $189,478    79.27%   $212,435    79.19%   $242,327    78.40%
  Adjustable rate...........     5,453     2.63       6,316     2.99       4,385     1.84       4,493     1.67       3,900     1.26
 Construction(1)............     1,986      .96       2,638     1.25       7,258     3.04       8,869     3.31      10,594     3.43
 Guaranteed by VA or
  insured by FHA............     1,520      .73       1,086      .51         761      .32         602      .22         442      .14
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total mortgage loans........  $177,686    85.67    $178,265    84.42    $201,882    84.47     226,399    84.39     257,263    83.23
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

COMMERCIAL LOANS                     -        -           -        -           -        -          61      .02         928      .30
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

CONSUMER LOANS:
 Passbook or certificate....       391      .19         431      .20         459      .19         511      .19         691      .22
 Home improvement...........       446      .22         440      .21         508      .21         560      .21         561      .18
 Equity and second
  mortgages.................    30,683    14.79      33,587    15.91      39,184    16.40      43,227    16.11      52,255    16.91
 Education..................     1,351      .65         753      .36          54      .02          58      .02           -        -
 Automobile.................     1,107      .53       1,210      .57       1,273      .53       1,162      .44       1,545      .50
 Personal...................     1,158      .56       1,445      .68       2,033      .85       1,869      .70       1,785      .58
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total consumer loans........    35,136    16.94      37,866    17.93      43,511    18.20      47,387    17.67      56,837    18.39
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

Total loans.................   212,822   102.61     216,131   102.35     245,393   102.67     273,847   102.08     315,028   101.92
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

Less:
 Allowance for loan losses..     2,800     1.35       2,475     1.17       2,300      .96       2,000      .83       1,950      .63
 Loans in process...........       466      .22         571      .27       2,409     1.01       2,217      .75       2,925      .94
 Deferred loan fees
  and discounts.............     2,151     1.04       1,929      .91       1,674      .70       1,350      .50       1,071      .35
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

Total.......................     5,417     2.61       4,975     2.35       6,383     2.67       5,567     2.08       5,946     1.92
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

Total net loans.............  $207,405   100.00%   $211,156   100.00%   $239,010   100.00%   $268,280   100.00%   $309,082   100.00%
                              ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

MORTGAGE-BACKED SECURITIES:
 GNMA (2)...................  $    707      .65%   $  7,978     5.97%   $  5,169     4.08%   $  3,366     2.67%   $  2,768     2.25%
 FHLMC (3)(5)...............    86,023    78.34      97,093    72.63      95,209    75.14      98,506    78.25      93,218    75.81
 FNMA (4)(5)................    22,736    20.71      27,960    20.91      25,676    20.26      23,712    18.84      26,864    21.85
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total mortgage-backed
 securities.................   109,466    99.70     133,031    99.51     126,054    99.48     125,584    99.76     122,850    99.91

ADD/LESS:
 Premiums (discounts),
  net (5)...................       749      .68         790      .59         746      .59         489      .39         205      .17
 Unrealized loss on
  securities available
  for sale..................      (419)    (.38)       (135)    (.10)        (93)    (.07)       (184)    (.15)        (91)    (.08)
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Net mortgage-backed
 securities.................  $109,796   100.00%   $133,686   100.00%   $126,707   100.00%   $125,889   100.00%   $122,964   100.00%
                              ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

------------
(1)  Includes acquisition and development and land loans.
(2)  Government National Mortgage Association ("GNMA").
(3)  Federal Home Loan Mortgage Corporation ("FHLMC")
(4)  Federal National Mortgage Association ("FNMA").
(5) Includes available for sale securities having a principal balance of $6,228,000 and a net premium of $172,000 for 1998, a principal balance of $5,115,000 and a net premium of $134,000 for 1999, and a principal balance of $4,165,000 and a net premium of $98,000 for 2000.

     The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.

                                                                 Year Ended December 31,
                                          --------------------------------------------------------------------
                                                  1998                    1999                    2000
                                          --------------------    --------------------    --------------------
                                                      Percent                 Percent                 Percent
                                           Amount     of Total     Amount     of Total     Amount     of Total
                                          --------    --------    --------    --------    --------    --------
                                                                     (in thousands)
One-to four-family....................    $168,484      68.66%    $194,250      70.93%    $221,797      70.41%
Multi-family..........................      38,876      15.84       41,881      15.29       47,769      15.16
Commercial real estate................      26,956      10.98       25,187       9.20       29,306       9.30
Construction and land.................       7,258       2.96        8,868       3.24       11,208       3.56
Commercial............................           -          -           61        .02          928        .30
Consumer-secured and unsecured........       3,818       1.56        3,600       1.32        4,020       1.27
                                          --------     ------     --------     ------     --------     ------

 Total gross loans....................    $245,392     100.00%    $273,847     100.00%    $315,028     100.00%
                                          ========     ======     ========     ======     ========     ======

     ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                 Year Ended December 31,
                                          ------------------------------------
                                            1998          1999          2000
                                          --------      --------      --------
Mortgage Loans (gross):
 At beginning of period...............    $178,265      $201,881      $226,399
                                          --------      --------      --------

 Mortgage loans originated:
  One- to four-family residential.....      43,982        46,415        39,439
  Multi-family residential............       9,193        11,851        14,357
  Commercial..........................       3,028         3,154         3,886
  Construction(1).....................       3,302         3,958         3,889
                                          --------      --------      --------
   Total mortgage loans originated          59,505        65,378        61,571
                                          --------      --------      --------
 Loans purchased......................       1,785           131         2,474
                                          --------      --------      --------
 Transfer to REO......................         992           205           222
 Charge offs..........................         327           212           235
 Repayments...........................      36,355        40,574        32,724
                                          --------      --------      --------
   Total mortgage repayments and
   other reductions...................      37,674        40,991        33,181
                                          --------      --------      --------
 At end of period.....................    $201,881      $226,399      $257,263
                                          ========      ========      ========

Commercial Loans (gross):
 At beginning of period...............    $      -      $      -      $     61
 Consumer loans originated............           -            61         1,035
 Repayments...........................           -             -           168
                                          --------      --------      --------
 At end of period                         $      -      $     61      $    928
                                          ========      ========      ========

Consumer Loans (gross):
 At beginning of period...............    $ 37,866      $ 43,511      $ 47,387
 Consumer loans originated............      19,986        18,413        25,196
 Consumer loans sold..................         818           105           117
 Charge-offs..........................         157           392            33
 Repayments...........................      13,366        14,040        15,596
                                          --------      --------      --------
 At end of period                         $ 43,511      $ 47,387      $ 56,837
                                          ========      ========      ========

Mortgage-backed securities (gross):
 At beginning of period...............    $133,031      $126,054      $125,584
 Mortgage-backed securities
  purchased...........................      25,997        30,020        16,217
 Mortgage-backed securities sold......           -             -             -
 Repayments...........................      32,974        30,490        18,951
                                          --------      --------      --------
 At end of period.....................    $126,054      $125,584      $122,850
                                          ========      ========      ========

------------
(1)  Includes acquisition and development and land loans.

     LOAN MATURITY. The following table sets forth the maturity of the Bank's gross loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on mortgage loans totaled $36.4 million, $40.6 million, and $32.7 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                                One- to four-       Multi-family
                              family residential   and commercial    Construction   Consumer-secured
                                mortgage loans    real estate loans    Loans (1)   and unsecured loans  Commercial Loans   Total
                              ------------------  -----------------  ------------  -------------------  ----------------  --------
                                                                       (In thousands)
Amounts due:
 Within 1 year..............       $    698            $   139          $10,580           $  164               $928       $ 12,509
                                   --------            -------          -------           ------               ----       --------
After 1 year:
 1 to 3 years...............          6,576              1,718              540              986                  -          9,820
 3 to 5 years...............         12,810              2,045               28            1,253                  -         16,136
 5 to 10 years..............         44,376             14,740               47              912                  -         60,075
 10 to 20 years.............         66,276             43,794               13              705                  -        110,788
 Over 20 years..............         91,061             14,639                -                -                  -        105,700
                                   --------            -------          -------           ------               ----       --------

 Total due after 1 year.....        221,099             76,936              628            3,856                  -        302,519
                                   --------            -------          -------           ------               ----       --------

Total amounts due...........       $221,797            $77,075          $11,208           $4,020               $928        315,028
                                   ========            =======          =======           ======               ====
Less:
 Allowance for loan losses..                                                                                                 1,950
 Loans in process...........                                                                                                 2,925
 Deferred loan fees and                                                                                                      1,071
  discounts.................                                                                                              --------

 Total......................                                                                                              $309,082
                                                                                                                          ========

------------
(1)  Includes acquisition and development and land loans.

     The following table sets forth at December 31, 2000, the dollar amount of all mortgage, consumer and construction loans, due after December 31, 2001, which have fixed interest rates or adjustable interest rates:

                                                      Due after December 31, 2001
                                          ---------------------------------------------------
                                            Fixed     Floating or Adjustable     Total Due
                                            Rates              Rates           After One Year
                                          ---------   ----------------------   --------------
                                                            (In thousands)
One- to four-family residential.......     $217,480            $3,619             $221,099
Construction loans....................          628                 -                  628
Multi-family and commercial real
 estate...............................       76,654               282               76,936
Consumer-secured and unsecured                3,856                 -                3,856
 loans................................     --------            ------             --------


Totals                                     $298,618            $3,901             $302,519
                                           ========            ======             ========

     Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 2000, 97.7% of the gross loan portfolio were fixed-rate loans and 2.3% were ARMs, and were principally originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2000, $269.6 million or 85.6% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $221.8 million were one- to four-family and $47.8 million were multi-family.

     The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 2000, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 7.50% on 15-year loans and 7.88% on 25-year loans.

     The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2000, $47.8 million or 15.2% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

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

     Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2000, the Bank's acquisition, development, construction and land loans varied in size from $14,000 to $1.3 million, net of loans in process, and represented 3.6% of total gross loans.

     Commercial Real Estate Lending. Loans secured by commercial real estate totaled $29.3 million, or 9.3% of the Bank's total gross loan portfolio, at December 31, 2000. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

     Consumer Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans, passbook loans and educational loans. At December 31, 2000, the balance of such loans was $4.0 million, or 1.3% of the Bank's total gross loan portfolio.

     Loan Review. The Bank has outsourced a formalized loan review program, providing for detailed post-closing reviews for all loans over $250,000 and a random sampling of loans under $250,000. After review, reports are made to the mortgage and loan officers and the Board of Directors. Classification determination is presently the responsibility of the Asset Classification Committee. See "- Classification of Assets." The purpose of these procedures is to enhance the Bank's ability to properly document the loans it originates and to improve the performance of such loans.

     Lending Authority. The Bank's Executive Committee has the authority to approve loans up to $500,000, with the stipulation that loans approved in excess of $350,000 must be reported at the next Board of Directors meeting. The Bank's Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $150,000.

     Loan Servicing. The Bank originates all of the loans that it has sold and services for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2000, the Bank was servicing $2.2 million of loans for others.

     Loan Origination Fees and Other Fees. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.1 million in deferred origination fees and discounts at December 31, 2000.

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

     The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

                                                                   At December 31,
                                                 ------------------------------------------------
                                                   1996      1997      1998      1999      2000
                                                 --------  --------  --------  --------  --------
                                                                   (In thousands)
One- to four-family residential real
 estate loans:
 Non-accrual loans............................    $ 4,532   $3,254    $2,064    $2,204    $1,723
 Accruing loans 90 days overdue...............      2,993    1,645       764       736     1,217
                                                  -------   ------    ------    ------    ------
  Total.......................................      7,525    4,899     2,828     2,940     2,940
                                                  -------   ------    ------    ------    ------

Multi-family residential and commercial real
 estate loans:
 Non-accrual loans............................      1,881    1,280       863       834       862
 Accruing loans 90 days overdue...............        542      255       335       321        28
                                                  -------   ------    ------    ------    ------
  Total.......................................      2,423    1,535     1,198     1,155       890
                                                  -------   ------    ------    ------    ------

Construction loans (1):
 Non-accrual loans............................        237      185       185         -         -
 Accruing loans 90 days overdue...............          -        -         -         -       114
                                                  -------   ------    ------    ------    ------
  Total.......................................        237      185       185         -       114
                                                  -------   ------    ------    ------    ------

Commercial loans:
 Non-accrual loans............................          -        -         -         -        25
 Accruing loans 90 days overdue...............          -        -         -         -         -
                                                  -------   ------    ------    ------    ------
  Total.......................................          -        -         -         -        25
                                                  -------   ------    ------    ------    ------

Consumer loans:
 Non-accrual loans............................        277      323       334        92        93
 Accruing loans 90 days overdue...............         30        7         9         6        23
                                                  -------   ------    ------    ------    ------
  Total.......................................        307      330       343        98       116
                                                  -------   ------    ------    ------    ------

Total non-performing loans:
 Non-accrual loans............................      6,927    5,042     3,446     3,130     2,703
 Accruing loans 90 days overdue...............      3,565    1,907     1,108     1,063     1,382
                                                  -------   ------    ------    ------    ------
  Total.......................................    $10,492   $6,949    $4,554    $4,193    $4,085
                                                  =======   ======    ======    ======    ======

  Total foreclosed real estate, net of related
   Reserves...................................    $ 1,996   $1,354    $1,237    $  456    $  620
                                                  =======   ======    ======    ======    ======
  Total non-performing loans and foreclosed
   real estate to total assets................       3.44%    2.20%     1.40%     1.03%     1.00%
                                                  =======   ======    ======    ======    ======

------------
(1)  Includes acquisition and development loans.

     At December 31, 1998, 1999, and 2000 nonaccrual loans for which interest has been discontinued totaled approximately $3.4 million, $3.1 million and $2.7 million , respectively. During the years ended December 31, 1998, 1999, and 2000, the Bank recognized interest income of approximately $97,000,

$115,000 and $71,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $333,000, $297,000, and $270,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

     Delinquent Loans. At December 31, 1998, 1999 and 2000, respectively, delinquencies in the Bank's portfolio were as follows:

                                          At December 31, 1998                        At December 31, 1999
                               -----------------------------------------   -----------------------------------------
                                  60 - 89 Days         90 Days or more        60 - 89 Days         90 Days or more
                               -------------------   -------------------   -------------------   -------------------
                               Number   Principal    Number   Principal    Number   Principal    Number    Principal
                                 of     Balance of     of     Balance of     of     Balance of     of     Balance of
                               Loans      Loans      Loans      Loans      Loans      Loans      Loans       Loans
                               ------   ----------   ------   ----------   ------   ----------   ------   ----------
Delinquent loans.............    28      $1,457        79       $4,554       32       $1,835       71       $4,193
As a percent of total gross
 loans.......................              0.59%                  1.86%                 0.67%                 1.53%

                                          At December 31, 2000
                               -----------------------------------------
                                  60 - 89 Days         90 Days or more
                               -------------------   -------------------
                               Number   Principal    Number   Principal
                                 of     Balance of     of     Balance of
                               Loans      Loans      Loans      Loans
                               ------   ----------   ------   ----------
Delinquent loans.............    26        $1,151      69       $4,085
As a percent of total gross
 loans.......................                0.37%                1.30%

     As of December 31, 2000, the Bank had 69 loans which were 90 days or more past due totaling $4.1 million. The average balance of such loans was approximately $59,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; 3 of the loans have loan balances greater than $200,000 the largest of which is $302,000. All loans are within the Bank's lending areas.

     The Bank's level of non-performing loans 90 days or more delinquent decreased from $4.2 million at December 31, 1999 to 4.1 at December 31, 2000. The total of such loans in the lower risk one- to four-family residential category remained at $2.9 million or 70.7 % of non-performing loans 90 days or more delinquent at December 31, 2000. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, decreased from $1.2 million at December 31, 1999 to $1.0 million at December 31, 2000, which represents a decrease of 16.7%.

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

     Management of the Bank has classified $4.7 million of its assets as substandard and approximately $308,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2000, the allowance for loan losses totaled $1.95 million.

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

     During the years ended December 31, 1998, 1999 and 2000, gross charge-offs totaled $484,000, $604,000, and $268,000 respectively.

     The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:

                                                    At or for the year ended December 31,
                                              ------------------------------------------------
                                                1996      1997      1998      1999      2000
                                              --------  --------  --------  --------  --------
                                                           (Dollars in thousands)
Balance at beginning of period..............   $2,725    $2,800    $2,475    $2,300    $2,000
Provision for loan losses...................      644       586       292       299       208
Charge-offs:
 Real estate mortgage loans.................      404       853       327       212       235
 Consumer loans.............................      234        75       157       392        33
 Recoveries.................................       69        17        17         5        10
                                               ------    ------    ------    ------    ------

Net charge-offs.............................      569       911       467       599       258
                                               ------    ------    ------    ------    ------

Balance at end of period....................   $2,800    $2,475    $2,300    $2,000    $1,950
                                               ======    ======    ======    ======    ======
Ratio of net charge offs during the
 period to average loans receivable
 during the period..........................      .27%      .44%      .21%      .23%      .09%
Ratio of allowance for loan losses to
 total outstanding loans (gross) at
 the end of period..........................     1.32%     1.14%      .94%      .73%      .62%
Ratio of allowance for loan losses
 to non-performing loans....................    26.69%    35.62%    50.51%    47.70%    47.74%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

                                                          At December 31,
                                        ---------------------------------------------------
                                          1996       1997       1998       1999       2000
                                        --------   --------   --------   --------   -------
                                         Amount     Amount     Amount     Amount     Amount
                                        --------   --------   --------   --------   -------
                                                      (Dollars in thousands)
Real estate mortgage loans (1)........   $2,450     $2,075     $1,900     $1,800     $1,750
Consumer loans........................      350        400        400        200        200
                                         ------     ------     ------     ------     ------

 Total allowance......................   $2,800     $2,475     $2,300     $2,000     $1,950
                                         ======     ======     ======     ======     ======

------------
(1)  Includes equity and second mortgages.

     Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2000 ranging from 6.00% to 10.00%. At December 31, 2000 the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $122.8 million or 26.2% of total assets. The carrying value of such securities amounted to $126.7 million, $125.9 million and $123.0 million at December 31, 1998, 1999 and 2000, respectively, and the fair market value of such securities totaled approximately $128.2 million, $123.4 million and $123.5 million at December 31, 1998, 1999 and 2000, respectively.

     The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 2000.

                                       Contractual Maturities Due in Year (s) Ended
                                                      December 31,
                                  ------------------------------------------------------
                                   2001-   2003-   2005-   2010-     2020 and
                                    2002    2004    2009    2019    Thereafter   Total

                                  ------  ------  ------  --------  ----------  --------
                                       (In thousands)

Mortgage-backed securities:
 Held to maturity...............  $   49  $1,870  $7,106  $100,905    $ 8,756   $118,686
 Available for sale.............       -       -       -     1,552      2,612      4,164
                                  ------  ------  ------  --------    -------   --------
  Total.........................  $   49  $1,870  $7,106  $102,457    $11,368   $122,850
                                  ======  ======  ======  ========    =======   ========

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

     As a member of the FHLB-NY, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. See "Regulation Federal Home Loan Bank System." The Bank's liquid investments primarily include federal agency securities and overnight deposits. The average liquidity for the month of December 2000 was 5.2%, which exceeded the minimum level of 4.0% prescribed by the OTS.

Investment Portfolio

     The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

                                                                                  At December 31,
                                                -----------------------------------------------------------------------------------
                                                         1998                          1999                          2000
                                                -----------------------       -----------------------       -----------------------
                                                Amortized        Fair         Amortized        Fair         Amortized        Fair
                                                  Cost          Value           Cost          Value           Cost          Value
                                                ---------      --------       ---------      --------       ---------      --------
                                                                                   (In thousands)
Investments:
 U.S. Government (including federal
  agencies) available for sale and
  held to maturity....................           $ 3,998       $ 4,015         $ 7,996       $ 7,586          $ 5,996      $ 5,901
 Mutual Funds available for sale......             1,182         1,176           1,247         1,231            1,328        1,326
 Equity securities available for sale.                 7           151               7           133                7          214
 FHLB-NY stock........................             3,097         3,097           3,243         3,243            3,496        3,496
 Subordinated Note....................                 -             -               -             -            1,000          985
 Net unrealized gain on
  available for sale securities.......               155             -             110             -              205            -
                                                 -------       -------         -------       -------          -------      -------

  Total investment securities.........           $ 8,439       $ 8,439         $12,603       $12,193          $12,032      $11,922
                                                 =======       =======         =======       =======          =======      =======

Other interest-earning assets:
 Overnight deposits...................           $15,500       $15,500         $19,200       $19,200          $ 1,700      $ 1,700
                                                 =======       =======         =======       =======          =======      =======

  Total investment portfolio..........           $23,939       $23,939         $31,803       $31,393          $13,732      $13,622
                                                 =======       =======         =======       =======          =======      =======

     As of December 31, 2000, the Bank's investment securities issued by the U.S. Government agencies have a carrying value of $6.0 million, a weighted average yield of 7.1% and maturities of $2.0 million within 10 years and $4.0 million after 10 years.

     The Bank has no investments with any one issuer which exceeds ten percent of stockholders' equity.

Sources of Funds

     General. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

     Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $681,000, at December 31, 2000, as compared to $4.4 million at December 31, 1999. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $17.5 million or 4.8% from $361.9 million at December 31, 1999 to $379.4 million at December 31, 2000.

     The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

     Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank's deposit accounts at the dates indicated:

                                                                         At December 31,
                                -----------------------------------------------------------------------------------------------
                                              1998                           1999                             2000
                                ------------------------------  ------------------------------   ------------------------------
                                                      Weighted                        Weighted                         Weighted
                                             % of     Average                % of     Average                  % of    Average
                                            Total     Nominal               Total     Nominal                 Total    Nominal
                                 Amount    Deposits    Rate      Amount    Deposits    Rate       Amount    Deposits    Rate
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
Passbook and club
 Accounts....................   $111,715     34.27%      2.25%  $113,284     31.30%      2.25%   $114,433     30.16%      2.54%
0.00% demand.................     17,379      5.33       0.00     22,483      6.21       0.00      23,808      6.28       0.00
NOW..........................     22,127      6.79       2.00     25,437      7.03       2.00      26,476      6.98       2.00
Super NOW....................        247       .08       2.00        176       .05       2.00         118       .03       2.00
Money market demand..........     22,854      7.01       3.00     26,131      7.22       3.00      25,682      6.77       3.00
                                --------   --------             --------   --------              --------   --------
  Total passbook, club,
  NOW, and money
  market accounts............    174,322     53.48       2.09    187,511     51.81       2.05     190,517     50.22       2.21
                                --------   --------             --------   --------              --------   --------

Certificate accounts:
 91-day money market.........      1,253       .38       4.26      1,482       .41       4.20       2,608       .69       5.43
 26-week money market........     30,251      9.28       4.59     31,206      8.62       4.63      27,633      7.28       5.66
 12- to 30-month money
  market.....................     79,955     24.53       5.09     97,695     27.00       5.06     121,516     32.03       6.03
 30- to 48-month money
  market.....................      9,170      2.81       5.69     11,831      3.27       5.60       8,849      2.33       5.68
 IRA and KEOGH...............     26,741      8.20       4.97     27,849      7.69       4.90      27,606      7.27       5.21
 Negotiated rate.............      4,293      1.32       6.02      4,351      1.20       5.53         681       .18       6.39
                                --------   --------             --------   --------              --------   --------

  Total certificates.........    151,663     46.52       5.02    174,414     48.19       5.00     188,893     49.78       5.83
                                --------   --------             --------   --------              --------   --------

  Total deposits.............   $325,985    100.00%      3.46%  $361,925    100.00%      3.47%   $379,410    100.00%      4.01%
                                ========   ========             ========   ========              ========   ========

     The following table sets forth the deposit activity of the Bank for the periods indicated:



                                               Year Ended December 31,
                                           --------------------------------
                                            1998         1999        2000
                                           -------      -------     -------
                                                    (In thousands)

Deposits net of withdrawals...........     $ 7,209      $23,987     $ 3,724
Interest credited.....................      11,304       11,953      13,761
                                           -------      -------     -------

Net increase in deposits..............     $18,513      $35,940     $17,485
                                           =======      =======     =======

     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.



                                                                                      At December 31, 2000,
                                         At December 31,                                  Maturing in
                               -----------------------------------       --------------------------------------------------
                                                                         One Year       Two        Three      Greater than
                                 1998         1999         2000          or Less       Years       Years      Three Years
                               --------     --------     --------        --------     --------     ------     -------------
                                                                      (In thousands)
 2.99% or less...........      $    375     $    603     $    100        $    100     $      -     $    -            $    -
 3.00% to 4.99%..........        61,357       61,994       15,571          14,154        1,098        306                13
 5.00% to 5.99%..........        82,954      104,076       88,157          79,151        5,086      2,671             1,249
 6.00% to 6.99%..........         5,701        6,611       84,538          75,964        6,376      1,854               344
 7.00% to 7.99%..........         1,257        1,130          527             500            -         27                 -
 Over 8.00%..............            19            -            -               -            -          -                 -
                               --------     --------     --------        --------     --------     ------            ------
  Total..................      $151,663     $174,414     $188,893        $169,869      $12,560     $4,858            $1,606
                               ========     ========     ========        ========     ========     ======            ======

     At December 31, 2000, the Bank had outstanding $49.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                                  Amount
                                                                                                  -------
                                                                                               (In thousands)
Three months or less...........................................                                   $16,621
Over three through six months..................................                                    11,564
Over six through twelve months.................................                                    16,319
Over twelve months.............................................                                     4,830
                                                                                                  -------

  Total........................................................                                   $49,334
                                                                                                  =======

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

     Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank's unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2000, outstanding advances from the FHLB-NY amounted to $35.6 million.

     The following table sets forth certain information regarding FHLB-NY advances at the dates indicated:

                                                                      At December 31,
                                                         ----------------------------------------
                                                          1998            1999             2000
                                                         -------         -------         --------
                                                                      (In thousands)
Fixed-rate advances from the FHLB-NY..............
  6.47% due 1999..................................       $ 3,000         $     -         $     -
  6.03% due 2000..................................         5,000          10,000               -
  5.10% due 2001..................................           243             243             243
  6.51% due 2002..................................         5,000           5,000           5,000
  5.36% due 2003..................................        15,340          15,340          15,340
  5.79% due 2003..................................             -               -           5,000
  6.19% due 2010..................................             -               -          10,000
                                                         -------         -------         -------

     Total advances from the FHLB-NY..............       $28,583         $30,583         $35,583
                                                         =======         =======         =======

     The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 2000 amounted to $205,000.

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

Subsidiaries

     Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") to invest an amount equal to

3% of its assets in subsidiary service corporations. As of December 31, 2000, Pamrapo had $1.9 million, or 0.4% of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

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

     A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2000, approximately 97.7% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

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

                                                                                   Year Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                         1998                         1999                         2000
                                              --------------------------   --------------------------   --------------------------
                                              Average             Yield/   Average             Yield/   Average             Yield/
                                              Balance   Interest   Cost    Balance   Interest   Cost    Balance   Interest   Cost
                                              --------  --------  ------   --------  --------  ------   --------  --------  ------
Interest-earning assets:
 Loans (1)..................................  $222,154   $19,380    8.72%  $257,434  $21,453     8.33%  $284,591  $23,540     8.27%
 Mortgage-backed securities.................   127,086     8,389    6.60    127,864    8,251     6.45    125,750    8,114     6.45
 Investments................................     3,588       223    6.22      7,427      494     6.65      9,387      729     7.77
 Other interest-earning assets..............    15,671       979    6.25     18,491    1,055     5.71     11,190      780     6.97
                                              --------   -------           --------  -------            --------  -------

  Total interest-earning assets.............  $368,499   $28,971    7.86%  $411,216  $31,253     7.60%  $430,918  $33,163     7.70%
                                              --------   -------           --------  -------            --------  -------

Non-interest-earning assets.................    19,505                       21,486                       23,279
                                              --------                     --------                     --------

  Total assets (1)..........................  $388,004                     $432,702                     $454,197
                                              ========                     ========                     ========

Interest-bearing liabilities:
 Passbook and club account..................  $110,930     2,834    2.55%  $113,365  $ 2,535     2.24%  $113,381  $ 2,629     2.32%
 NOW and money market accounts..............    42,299     1,045    2.47     48,858    1,140     2.33     51,791    1,225     2.37
 Certificates of Deposits...................   143,430     7,425    5.18    164,290    8,278     5.04    180,892    9,907     5.48
 Advances and other borrowings..............    17,636     1,124    6.37     28,843    1,689     5.86     29,578    1,737     5.87
                                              --------   -------           --------  -------            --------  -------

  Total interest-bearing liabilities........  $314,295    12,428    3.95%  $355,356  $13,642     3.84%  $375,642  $15,498     4.13%
                                              --------   -------           --------  -------            --------  -------

Non-interest-bearing liabilities:
 Non-interest-bearing demand accounts.......  $ 15,966                     $ 20,503                     $ 23,519
 Other......................................     8,695                        7,994                        8,263
                                              --------                     --------                     --------

  Total non-interest-bearing
   liabilities..............................    24,661                       28,497                       31,782
                                              --------                     --------                     --------

  Total liabilities.........................   338,956                      383,853                      407,424

Stockholders' equity........................    49,048                       48,849                       46,773
                                              --------                     --------                     --------

  Total liabilities and stockholders'
   equity...................................  $388,004                     $432,702                     $454,197
                                              ========                     ========                     ========

Net interest income/interest rate spread....             $16,543    3.91%            $17,611     3.76%            $17,665     3.57%
                                                         =======    ====             =======     ====             =======     ====

Net interest-earning assets/net yield on
 Interest- earning assets...................  $ 54,204              4.49%  $ 55,860              4.28%  $ 55,276              4.10%
                                              ========              ====   ========              ====   ========              ====

Ratio of average interest-earning assets to
 Average interest-bearing liabilities.......                1.17x                       1.16x                        1.15x
                                                         =======                     =======                      =======

------------------
(1) Non-accruing loans are part of the average balances of loans outstanding.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $114.4 million at December 31, 2000, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $25.7 million at December 31, 2000, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the cumulative declining balance of such accounts during the periods shown.

     Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $50.4 million at December 31, 2000, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and
100.00% on the cumulative declining balance of such accounts during the periods shown.

                                                   More than     More than     More than     More than
                                        1 Year     1 Year to    3 Years to    5 Years to    10 Years to    More than
                                       or Less      3 Years       5 Years      10 Years       20 Years     20 Years   Total
                                      ---------    ---------    ----------    ----------    -----------    --------  --------
                                                                     (In thousands)
Interest-earning Assets:
 Loans.............................   $  12,509    $   9,820     $  16,136     $  60,075       $110,788    $105,700  $315,028
 Mortgage-backed securities (1)....           7          804         1,210        23,907         90,452       6,470   122,850
 Investments (1) (2) (5)...........       1,335            -             -         2,998          3,998           -     8,331
 Other interest-earning
  assets (3).......................       5,196            -             -             -              -           -     5,196
                                      ---------    ---------     ---------     ---------       --------    --------  --------

  Total interest-earning assets....      19,047       10,624        17,346        86,980        205,238     112,170   451,405
                                      ---------    ---------     ---------     ---------       --------    --------  --------

Interest-bearing Liabilities:
 NOW and Super NOW
  accounts (4).....................      18,647       17,071         4,568         6,132          3,365         619    50,402
 Money market accounts.............      20,288        2,826         1,345         1,031            187           5    25,682
 Passbook and club accounts........      19,454       29,548        19,263        24,451         16,911       4,806   114,433
 Certificate accounts..............     169,869       17,418         1,606             -              -           -   188,893
Advances and other borrowings......         243       25,340             -        10,205              -           -    35,788
                                      ---------    ---------     ---------     ---------       --------    --------  --------

 Total interest-bearing
  liabilities......................     228,501       92,203        26,782        41,819         20,463       5,430   415,198
                                      ---------    ---------     ---------     ---------       --------    --------  --------


Interest sensitivity gap per
 period............................   $(209,454)   $ (81,579)    $  (9,436)    $  45,161       $184,775    $106,740  $ 36,207
                                      =========    =========     =========     =========       ========    ========  ========

Cumulative interest sensitivity
 gap...............................   $(209,454)   $(291,033)    $(300,469)    $(255,308)      $(70,533)   $ 36,207
                                      =========    =========     =========     =========       ========    ========

Cumulative gap as a percent of
 total assets......................      (44.61)%     (61.98)%      (63.99)%      (54.37)%       (15.02)%      7.71%
                                      =========    =========     =========     =========       ========    ========

Cumulative interest-sensitive
 assets as a percent of
 interest-sensitive liabilities....        8.34%        9.25%        13.53%        34.42%         82.79%     108.72%
                                      =========    =========     =========     =========       ========    ========

----------------
(1)   Includes available for sale securities.
(2)   Includes marketable equity securities which have no stated maturity.
(3)   Includes FHLB-NY stock.
(4)   Includes non-interest bearing demand accounts.
(5)   Includes subordinated note.


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

                                                                         Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                             1999 v. 1998                       2000 v. 1999
                                                    ------------------------------      ------------------------------
                                                         Increase (decrease)                 Increase (decrease)
                                                                due to                             due to
                                                    ------------------------------      -----------------------------
                                                    Volume       Rate         Net       Volume       Rate        Net
                                                    ------     -------      ------      ------      -----      ------
Interest income:
 Loans.........................................     $3,076     $(1,004)     $2,072      $2,243      $(156)     $2,087
 Mortgaged-backed securities...................         53        (191)       (138)       (137)         -        (137)
 Investments...................................        239          32         271         143         92         235
 Other interest-earning assets.................        177        (100)         77        (475)       200        (275)
                                                    ------     -------      ------      ------      -----      ------

   Total interest income.......................      3,545      (1,263)      2,282       1,774        136       1,910
                                                    ------     -------      ------      ------      -----      ------
Interest expense:
 Passbook and club accounts....................         57        (356)       (299)          -         94          94
 NOW and money market accounts.................        162         (67)         95          66         19          85
 Certificates of deposit.......................        639         214         853         874        755       1,629
 Advance and other borrowings..................        712        (148)        564          45          3          48
                                                    ------     -------      ------      ------      -----      ------

   Total interest expense......................      1,570        (357)      1,213         985        871       1,856
                                                    ------     -------      ------      ------      -----      ------

Net change in net interest.....................     $1,975     $  (906)     $1,069      $  789      $(735)     $   54
                                                    ======     =======      ======      ======      =====      ======


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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's total assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2000, the Bank met each of its capital requirements.


     The following table presents the Bank's capital position at December 31, 2000.

                                  Actual Amount      Required Amount    Excess Amount    Actual Percent     Required Percent
                                  -------------      ---------------    -------------    --------------     ----------------
                                                                    (Dollars in thousands)
Tangible                             $38,668            $ 7,017           $31,651              8.27%             1.50%
Core (Leverage)                       38,668             18,713            19,955              8.27%             4.00%
Risk-based                            40,310             19,797            20,513             16.29%             8.00%

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

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members and Bank Insurance Fund ("BIF" - the deposit insurance fund that covers most commercial bank deposits) members approximated 2.07 basis points. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

     The Bank's assessment rate for the year ended December 31, 2000 was zero basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $75,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, the Bank's limit on loans to one borrower was $6.1 million. At December 31, 2000, the Bank's largest aggregate outstanding balance of loans to one borrower was $4.3 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, the Bank maintained 89.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2000, the Bank was classified as a Tier 1 Bank.

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

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month of December, 2000 was 5.2%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $91,000.

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


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

State and Local Taxation

     New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institutions Tax Act. The tax is an annual privilege tax imposed at a rate of 3% of the net income of the Bank has reported for federal income tax purposes with certain modifications. The Company is taxed under the New Jersey Corporation Business Tax Act. If it meets certain tests, the Company would be taxed as an investment company at an effective annual rate of approximately 2.25% of New Jersey taxable income. If it fails to meet such test, it will be taxed at an annual rate of approximately 9% of New Jersey taxable income. As the Company was a Delaware business corporation during 2000, the Company was required to file annual returns with the Secretary of the State of Delaware and paid annual Delaware franchise tax. Next year, the Company will file an annual report with the State of New Jersey.

The Bank's subsidiary, Pamrapo Service Corporation, which is taxed at an annual rate of 9%, files its own tax return.

Personnel

     As of December 31, 2000, the Bank had 86 full-time employees and 49 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 2.  Properties.

     The Bank conducts its business through eleven branch offices and one administrative office. Five offices have drive-up facilities. The Bank has automatic teller machines at nine of its eleven branch facilities. The following table sets forth information relating to each of the Bank's offices as of December 31, 2000. The total net book value of the Bank's premises and equipment at December 31, 2000 was $5.0 million.

                                                                           Year              Net
                         Location                                      Office Opened       Book Value
----------------------------------------------------------             -------------       -----------
                                                                            (Dollars in thousands)
Executive Office
 591 Avenue C
 Bayonne, New Jersey......................................                   1985            $  400
Branch Offices
 611 Avenue C
 Bayonne, New Jersey......................................                   1984               718
 155 Broadway
 Bayonne, New Jersey......................................                   1973               123
 175 Broadway
 Bayonne, New Jersey......................................                   1985                  (1)
 861 Broadway
 Bayonne, New Jersey......................................                   1962               151
 987 Broadway
 Bayonne, New Jersey......................................                   1977               277
 1475 Bergen Boulevard
 Fort Lee, New Jersey.....................................                   1990                  (2)
 544 Broadway
 Bayonne, New Jersey......................................                   1995                  (2)
 1930 Route 88
 Brick, New Jersey........................................                   1996                  (2)
 401 Washington Street
 Hoboken, New Jersey......................................                   1990               342(2)
 2518 Old Hooper Avenue
 Brick, New Jersey........................................                   1998               286(2)
 473 Spotswood-Englishtown Road
 Jamesburg, New Jersey....................................                   1998               548(2)
 595-597 Avenue C
 Bayonne, New Jersey......................................                   2000             1,446
                                                                                              -----
 Net book value of properties.............................                                    4,291
 Furnishings and equipment................................                                      752
                                                                                             ------

   Total premises and equipment...........................                                   $5,043
                                                                                             ======

--------------
(1) The net book value of the property is included in investment in real estate.
(2)   Leased Property.

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



Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 2000 Annual Report to Stockholders on page 43 and is incorporated herein by reference.

Item 6.  Selected Financial Data.

     The selected financial data appears under Selected Consolidated Financial Condition and Other Data of the Company in the Registrant's 2000 Annual Report to Stockholders on pages 41 and 42 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2000 Annual Report to Stockholders on pages 9 through 14 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 2000 Annual Report to Stockholders on pages 15 through 39 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 at pages 4 through 6.


Item 11.  Executive Compensation.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 at pages 9 through 16, excluding the Stock Performance Graph and the Personnel Committee Report.


Item 12.  Security Ownership of Certain Beneficial Owners.

     The information relating to security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 at page 3 .

Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 at page 16.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                            Page
                                                                            ----
(a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 2000 Annual Report to Stockholders.

Consolidated Statements of Financial Condition as of
     December 31, 1999 and 2000............................................. 15

Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1999 and 2000....................................... 16

Consolidated Statements of Comprehensive Income for
     the Years Ended December 31, 1998, 1999 and 2000....................... 17

Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998, 1999 and 2000................... 18

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1998, 1999 and 2000................................. 19

Notes to Consolidated Financial Statements.................................. 21

Independent Auditors' Report................................................ 39

     The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

     (a)  The following exhibits are filed as part of this report.

3.1 Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001 (filed herewith).
3.2    Bylaws of Pamrapo Bancorp, Inc. (filed herewith).
4.0    Stock Certificate of Pamrapo Bancorp, Inc.*
10.1   Employment Agreement between the Bank and William J. Campbell.*
10.2   Employment Agreement between the Company and William J. Campbell.*
10.4   Special Termination Agreement (Thomas).*
10.5   Special Termination Agreement (Russo).*
10.7   Management Recognition and Retention Plan and Trust.*
10.11  Board of Directors' Compensation and Trust Agreement.*
11.0   Computation of earnings per share (filed herewith).
13.0   Portions of the 2000 Annual Report to Stockholders (filed herewith).
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
23.0   Consent of Auditors (filed herewith).
99.0   Proxy Statement.**

----------------
* Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

** Incorporate herein by reference to the Proxy Statement filed with the Securities and Exchange Commission on March 28, 2001.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the 2000 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PAMRAPO BANCORP, INC.


                                             By: /s/ William J. Campbell
                                             ---------------------------
                                             William J. Campbell
                                             President

DATED: March 27, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                    Title                   Date
--------------------------  -----------------------------  --------------

/s/ William J. Campbell     President, Chief Executive     March 27, 2001
--------------------------  Officer and Director
William J. Campbell         (Principal Executive Officer)


/s/ Gary J. Thomas          Treasurer/Chief Financial      March 27, 2001
--------------------------  Officer (Principal Financial
Gary J. Thomas              and Accounting Officer)


/s/ Daniel J. Massarelli    Chairman of the Board and      March 27, 2001
--------------------------  Director
Daniel J. Massarelli


/s/ John A. Morecraft       Vice Chairman of the Board     March 27, 2001
--------------------------  and Director
John A. Morecraft


/s/ James J. Kennedy        Director                       March 27, 2001
-------------------------
James J. Kennedy


/s/ Jaime Portela           Director                       March 27, 2001
-------------------------
Dr. Jaime Portela


/s/ Francis J. O'Donnell    Director                       March 27, 2001
------------------------
Francis J. O'Donnell