Form 10-Q
period 2001-03-31
PAMRAPO BANCORP INC
filed 2001-05-10
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2001
                               ------------------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                   ----------        -----------------


                        Commission File Number 0-18014
                                               -------


                             PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          NEW JERSEY                                           22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                         Identification Number)


     611 Avenue C, Bayonne, New Jersey                            07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   201-339-4600
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

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2001.
                                         --------------

          $.01 par value common stock - 2,577,737 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
                                                                      ---------
  Item 1: Financial Statements

          Consolidated Statements of Financial Condition
           at March 31, 2001 and December 31, 2000 (Unaudited)              1

          Consolidated Statements of Income for the
           Three Months Ended March 31, 2001 and 2000 (Unaudited)           2

          Consolidated Statements of Comprehensive Income for the
           Three Months Ended March 31, 2001 and 2000 (Unaudited)           3

          Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000 (Unaudited)         4 - 5

          Notes to Consolidated Financial Statements                        6


  Item 2: Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7 - 10

  Item 3: Quantitative and Qualitative Disclosure About Market Risk     11 - 12


PART II - OTHER INFORMATION                                             13 - 14


SIGNATURES                                                                 15

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)

                                                                                        March 31,      December 31,
ASSETS                                                                                    2001             2000
------                                                                                  ---------      ------------
Cash and amounts due from depository institutions                                    $  12,743,463    $  12,553,854
Interest-bearing deposits in other banks                                                19,200,000        1,700,000
                                                                                     -------------    -------------

         Total cash and cash equivalents                                                31,943,463       14,253,854

Securities available for sale                                                            5,602,139        5,713,206

Investment securities held to maturity;
  estimated fair value of $6,986,000 (2001)
  and $6,886,000 (2000)                                                                  6,996,386        6,996,297
Mortgage-backed securities held to maturity; estimated
  fair value of $115,842,000 (2001) and $119,328,000 (2000)                            113,949,350      118,791,206
Loans receivable                                                                       314,774,490      309,082,076
Foreclosed real estate                                                                     490,072          620,072
Investment in real estate                                                                  237,306          240,998
Premises and equipment                                                                   5,043,967        5,042,595
Federal Home Loan Bank stock, at cost                                                    3,796,100        3,496,200
Interest receivable                                                                      2,854,399        2,765,984
Other assets                                                                             3,035,485        2,555,760
                                                                                     -------------    -------------
         Total assets                                                                $ 488,723,157    $ 469,558,248
                                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                       $ 398,519,635    $ 379,409,856
      Advances from Federal Home Loan Bank of New York                                  35,583,100       35,583,100
      Other borrowed money                                                                 198,464          204,962
      Advance payments by borrowers for taxes and insurance                              2,698,244        2,531,694
      Other liabilities                                                                  5,441,328        5,300,127
                                                                                     -------------    -------------

         Total liabilities                                                             442,440,771      423,029,739
                                                                                     -------------    -------------

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
        issued and outstanding - none                                                           --               --
      Common stock; par value $.01; authorized 7,000,000 shares;
        3,450,000 shares issued; shares outstanding 2,577,737 (2001)
        and 2,597,737 (2000)                                                                34,500           34,500
      Paid-in capital in excess of par value                                            18,906,768       18,906,768
      Retained earnings - substantially restricted                                      46,448,095       46,332,436
      Unrealized gain on securities available for sale, net                                116,811           73,593
      Treasury stock, at cost; 872,263 shares (2001) and
        852,263 shares (2000)                                                          (19,223,788)     (18,818,788)
                                                                                     -------------    -------------

         Total stockholders' equity                                                     46,282,386       46,528,509
                                                                                     -------------    -------------

         Total liabilities and stockholders' equity                                  $ 488,723,157    $ 469,558,248
                                                                                     =============    =============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        -----------------------
                                                                           2001         2000
                                                                        ----------   ----------
Interest income:
      Loans                                                             $6,447,933   $5,592,076
      Mortgage-backed securities                                         1,987,343    2,093,945
      Investments and other interest-earning assets                        341,329      421,728
                                                                        ----------   ----------

         Total interest income                                           8,776,605    8,107,749
                                                                        ----------   ----------
Interest expense:
      Deposits                                                           3,945,571    3,178,131
      Advances and other borrowed money                                    515,114      448,043
                                                                        ----------   ----------

         Total interest expense                                          4,460,685    3,626,174
                                                                        ----------   ----------

Net interest income                                                      4,315,920    4,481,575
Provision for loan losses                                                   60,000       60,000
                                                                        ----------   ----------

Net interest income after provision for loan losses                      4,255,920    4,421,575
                                                                        ----------   ----------

Non-interest income:
      Fees and service charges                                             264,470      250,532
      Miscellaneous                                                        178,132      128,631
                                                                        ----------   ----------

         Total non-interest income                                         442,602      379,163
                                                                        ----------   ----------

Non-interest expenses:
      Salaries and employee benefits                                     1,661,886    1,667,888
      Net occupancy expense of premises                                    327,198      300,012
      Equipment                                                            299,525      282,631
      Advertising                                                           45,307      133,320
      Federal insurance premium                                             18,484       18,970
      Amortization of intangibles                                               --       30,325
      Miscellaneous                                                        693,950      670,189
                                                                        ----------   ----------

         Total non-interest expenses                                     3,046,350    3,103,335
                                                                        ----------   ----------

Income before income taxes                                               1,652,172    1,697,403
Income taxes                                                               608,528      612,431
                                                                        ----------   ----------

Net income                                                              $1,043,644   $1,084,972
                                                                        ==========   ==========

Net income per common share:
      Basic/diluted                                                     $     0.40   $     0.40
                                                                        ==========   ==========

Dividends per common share                                              $    0.360   $    0.345
                                                                        ==========   ==========

Weighted average number of common shares and common stock
 equivalents outstanding:
      Basic/diluted                                                      2,587,848    2,683,034
                                                                        ==========   ==========

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                      2001              2000
                                                                   -----------    -----------
Net income                                                         $ 1,043,644    $ 1,084,972
                                                                   -----------    -----------

Other comprehensive income (loss), net of deferred income taxes:
     Gross unrealized holding gain (loss) on securities
       available for sale                                               67,618        (35,649)
     Deferred income tax (benefit)                                     (24,400)        12,800
                                                                   -----------    -----------
     Other comprehensive income (loss)                                  43,218        (22,849)
                                                                   -----------    -----------
Comprehensive income                                               $ 1,086,862    $ 1,062,123
                                                                   ===========    ===========

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2001           2000
                                                                     -----------    -----------
Cash flows from operating activities:
     Net income                                                      $ 1,043,644    $ 1,084,972
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment
          and investment in real estate                                  143,045        149,136
        Amortization of premiums and discounts, net                       44,529         59,545
        Accretion of deferred loan fees, net                             (44,471)       (71,241)
        Provision for loan losses                                         60,000         60,000
        (Gain) on sales of foreclosed real estate                         (9,110)            --
        (Increase) in interest receivable                                (88,415)       (82,766)
        (Increase) in other assets                                      (504,125)      (247,540)
        Increase in other liabilities                                    141,201        427,280
        Amortization of intangibles                                           --         30,325
                                                                     -----------    -----------
            Net cash provided by operating activities                    786,298      1,409,711
                                                                     -----------    -----------

Cash flow from investing activities:
     Principal repayments on securities available for sale               191,370        354,054
     Purchases of securities available for sale                          (20,811)       (18,382)
     Proceeds from calls of investment securities held to maturity     2,000,000             --
     Purchases of investment securities held to maturity              (2,000,000)            --
     Principal repayments on mortgage-backed securities held
       to maturity                                                     4,805,364      4,281,890
     Purchases of mortgage-backed securities held to maturity                 --     (6,207,705)
     Proceeds from sales of student loans                                     --         33,633
     Net change in loans receivable                                   (5,741,207)    (3,431,895)
     Proceeds from sales of foreclosed real estate                       172,374             --
     Additions to premises and equipment                                (140,725)       (90,935)
     Purchase of Federal Home Loan Bank of New York stock               (299,900)      (253,000)
                                                                     -----------    -----------
            Net cash (used in) investing activities                   (1,033,535)    (5,332,340)
                                                                     -----------    -----------

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                     2001            2000
                                                                  ------------    ------------
Cash flows from financing activities:
     Net increase in deposits                                     $ 19,109,779    $  3,689,437
     Net (decrease) in advances from Federal Home Loan Bank
       of New York                                                          --      (5,000,000)
     Net (decrease) in other borrowed money                             (6,498)         (6,000)
     Net increase (decrease) in payments by borrowers for
       taxes and insurance                                             166,550        (157,812)
     Cash dividends paid                                              (927,985)       (913,534)
     Purchase of treasury stock                                       (405,000)     (1,718,123)
                                                                  ------------    ------------
            Net cash provided by (used in) financing activities     17,936,846      (4,106,032)
                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                17,689,609      (8,028,661)
Cash and cash equivalents - beginning                               14,253,854      31,062,080
                                                                  ------------    ------------

Cash and cash equivalents - ending                                $ 31,943,463    $ 23,033,419
                                                                  ============    ============

Supplemental information:
     Transfer of loans receivable to foreclosed real estate       $     33,264    $         --
                                                                  ============    ============

     Cash paid during the period for:

        Income taxes                                              $         --    $         --
                                                                  ============    ============

        Interest on deposits and borrowings                       $  4,460,685    $  3,626,174
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

2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.  NET INCOME PER COMMON SHARE
-------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either March 31, 2001 or 2000 or during the three months then ended.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Changes in Financial Condition

The Company's assets at March 31, 2001 totalled $488.7 million, which represents an increase of $19.1 million or 4.07% as compared with $469.6 million at December 31, 2000.

Securities available for sale at March 31, 2001 decreased $111,000 or 1.94% to $5.6 million when compared with $5.7 million at December 31, 2000. The decrease during the three months ended March 31, 2001, resulted primarily from repayments on securities available for sale of $191,000, sufficient to offset an increase in net unrealized gain of $68,000 and purchases of $21,000.

Investment securities held to maturity remained unchanged at $7.0 million at March 31, 2001 and December 31, 2000. Mortgage-backed securities held to maturity decreased $4.9 million or 4.12% to $113.9 million at March 31, 2001 when compared to $118.8 million at December 31, 2000. The decrease during the three months ended March 31, 2001, resulted primarily from principal repayments of $4.8 million.

Net loans amounted to $314.8 million at March 31, 2001, as compared to $309.1 million at December 31, 2000, which represents an increase of $5.7 million or 1.84%. The increase during the three months ended March 31, 2001 resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate amounted to $490,000 and $620,000 at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, foreclosed real estate consisted of six properties of which three properties with a combined book value of $213,000 are under contract for sale.

Total deposits at March 31, 2001 totalled $398.5 million as compared with $379.4 million at December 31, 2000, representing an increase of $19.1 million or 5.03%.

Advances from the Federal Home Loan Bank ("FHLB") remained unchanged at $35.6 million at March 31, 2001 and December 31, 2000, respectively.

Stockholders' equity totalled $46.3 million and $46.5 million at March 31, 2001 and December 31, 2000, respectively. The decrease of $246,000 was primarily the result of the Company's repurchase of 20,000 shares of its common stock at an aggregate cost of $405,000, along with cash dividend paid of $928,000, offset by net income for three months ended March 31, 2001 of $1.04 million.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

Net income decreased $41,000 or 3.78% to $1.044 million for the three months ended March 31, 2001 compared with $1.085 million for the same 2000 period. The decrease in net income during the 2001 period resulted from an increase in total interest expense, which was partially offset by increases in total interest income and non-interest income and decreases in non-interest expenses and income taxes.

Interest income on loans increased by $856,000 or 15.31% to $6.4 million during the three months ended March 31, 2001 when compared with $5.6 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $41.9 million in the average balance of loans outstanding sufficient to offset a one basis point decrease in the yield earned on the loan portfolio. Interest on

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000 (Cont'd.)

mortgage-backed securities decreased $107,000 or 5.11% to $1.987 million during the three months ended March 31, 2001 when compared with $2.094 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease of $7.7 million in the average balance of mortgage-backed securities outstanding, sufficient to offset an increase of seven basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $81,000 or 19.19% to $341,000 during the three months ended March 31, 2001, when compared to $422,000 during the same 2000 period primarily due to a decrease of $5.9 million in the average balance of such assets outstanding, sufficient to offset an increase of twenty-six basis points in the yield earned on such portfolio.

Interest expense on deposits increased $768,000 or 24.17% to $3.9 million during the three months ended March 31, 2001 when compared to $3.2 million during the same 2000 period. Such increase was primarily attributable to increases of fifty-seven basis points in the cost of interest-bearing deposits and $26.0 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $67,000 or 14.96% to $515,000 during the three months ended March 31, 2001 when compared with $448,000 during the same 2000 period, primarily due to an increase of $5.0 million in the average balance of advances outstanding from the FHLB, partially offset by a seven basis point decrease in the cost of advances and other borrowed money.

Net interest income decreased $166,000 or 3.70% during the three months ended March 31, 2001 when compared with the same 2000 period. Such decrease was due to an increase in total interest expense of $835,000, sufficient to offset an increase in total interest income of $669,000. The Bank's net interest rate spread decreased from 3.69% in 2000 to 3.27% in 2001. The decrease in the interest rate spread resulted from an increase of fifty-three basis points in the cost of interest-bearing liabilities sufficient to offset an eleven basis point increase in the yield earned on interest-earning assets.

During each of the three months ended March 31, 2001 and 2000, the Bank provided $60,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2001 and 2000, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.2 million or 0.85% of total assets and $3.9 million or 0.88% of total assets, respectively. At March 31, 2001, $1.6 million of non-performing loans were accruing interest and $2.6 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2001 and 2000, the Bank charged off loans aggregating $93,000 and $22,000, respectively. The allowance for loan losses amounted to $1.9 million at March 31, 2001, representing 0.60% of total loans and 46.22% of loans delinquent ninety days or more and $2.0 million at March 31, 2000, representing 0.73% of total loans and 51.28% of loans delinquent ninety days or more.

Non-interest income increased $64,000 or 16.89% to $443,000 during the three months ended March 31, 2001 from $379,000 during the same 2000 period. The increase resulted from increases in fees and service charges of $14,000 and miscellaneous income of $50,000.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000 (Cont'd.)

Non-interest expenses decreased by $57,000 or 1.84% to $3.0 million during the three months ended March 31, 2001 when compared with $3.1 million during the same 2000 period. Salaries and employee benefits, advertising, and amortization of intangibles decreased $6,000, $88,000, and $30,000, respectively, which was sufficient to offset increases in occupancy, equipment and miscellaneous expenses of $27,000, $17,000 and $24,000, respectively, during the 2001 period when compared with the same 2000 period.

Income taxes totalled $609,000 and $612,000 during the three months ended March 31, 2001 and 2000, respectively. The decrease during the 2001 period resulted from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 7.35% during the month of March 2001. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at March 31, 2001 amounted to $19.2 million.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended March 31, 2001. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2001 and 2000 amounted to $928,000 and $914,000, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $314.8 million and $309.1 million at March 31, 2001 and December 31, 2000, respectively. Securities available for sale totalled $5.6 million and $5.7 million at March 31, 2001 and December 31, 2000, respectively. Mortgage-backed securities held to maturity totalled $113.9 million and $118.8 million at March 31, 2001 and December 31, 2000, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources (Cont'd.)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2001, advances from the FHLB amounted to $35.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2001, the Bank has outstanding commitments to originate loans of $16.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totalled $182.6 million.

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

The following table sets forth the Bank's capital position at March 31, 2001, as compared to the minimum regulatory capital requirements:

                                                                                                            To Be Well
                                                                                                           Capitalized
                                                                                                           Under Prompt
                                                                           Minimum Capital                  Corrective
                                                  Actual                     Requirements               Actions Provisions
                                       ----------------------------  ----------------------------  ----------------------------
                                          Amount         Ratio          Amount         Ratio          Amount         Ratio
                                       -------------  -------------  -------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)                $ 41,512         16.32%       $ 20,344          8.00%       $ 25,431         10.00%

Tier 1 Capital
  (to risk-weighted assets)                  39,808         15.65%              -             -          15,258          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                 39,808          8.18%         19,466          4.00%         24,332          5.00%

Tangible Capital
  (to adjusted total assets)                 39,808          8.18%          7,300          1.50%              -             -

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 2000, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

                                                                                   NPV as
                                                                            Percent of Portfolio
         Change in                     Net Portfolio Value                    Value of Assets
         Interest Rates      ----------------------------------------  -------------------------------
         In Basis Points                     Dollar        Percent         NPV           Change In
         (Rate Shock)          Amount        Change        Change         Ratio         Basis Points
         ------------------  ------------ -------------  ------------  ------------    ---------------
                                                      (Dollars in Thousands)
                300             $ 27,872     $(29,894)          (52)          6.17 %             (568)
                200               37,999      (19,767)          (34)          8.19               (366)
                100               48,353       (9,413)          (16)         10.16               (169)
              Static              57,766            -             -          11.85                  -
               -100               63,715        5,949            10          12.86                101
               -200               68,568       10,802            19          13.64                179
               -300               76,156       18,390            32          14.85                300

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

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Annual Stockholders' Meeting was held on April 25, 2001. The following matters were submitted to the stockholders:

          1.   Election of two directors:

                    A. Directors elected at the meeting for terms to expire in 2004.

                                           Number of Shares
                                   --------------------------------
                                       For             Withheld
                                   ------------      --------------

              Dr. Jamie Portela      2,320,353               7,631
              Mr. James Kennedy      2,319,160               8,824



                    The following directors' terms of office as a director continued after the meeting:

                         (i)      Mr. William J. Campbell
                         (ii)     Mr. Daniel J. Masarelli
                         (iii)    Mr. John A. Morecraft
                         (iv)     Mr. Francis J. O'Donnell

                             PAMRAPO BANCORP, INC.

                               PART II (Cont'd.)

ITEM 4.   Submission of Matters to a Vote of Security Holders (Cont'd.)
          ---------------------------------------------------

                                                                         Number of Shares
                                                           ----------------------------------------------
                                                               For           Against         Abstained
                                                           -------------    -----------     -------------
          2.      The ratification of Radics & Co.,
                  LLC as independent auditors of the
                  Company for the fiscal year
                  ending December 31, 2001.                   2,323,618          2,931             1,435

ITEM 5.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  The following Exhibits are filed as part of this report.

                    3.1  Certificate of Incorporation of Pamrapo Bancorp, Inc.*
                    3.2  By-Laws of Pamrapo Bancorp, Inc.*
                    11.0 Computation of earnings per share (filed herewith).

                         * Incorporated herein by reference to 10-K Annual Report for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001, Commission File No. 000-18014.

          (b)  Reports on Form 8-K

                    NONE

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PAMRAPO BANCORP, INC.


Date:     May 10, 2001               By   /s/ William J. Campbell
      ________________________          ________________________________
                                        William J. Campbell
                                        President and Chief Executive Officer

Date:     May 10, 2001               By   /s/ Gary J. Thomas
      ________________________          ________________________________
                                        Gary J. Thomas
                                        Vice President, Chief Financial Officer