Form 10-Q
period 2001-06-30
PAMRAPO BANCORP INC
filed 2001-08-10
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        June 30, 2001
                                          ---------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    -------------

                         Commission File Number 0-18014
                                                -------

                             PAMRAPO BANCORP, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


              NEW JERSEY                                22-2984813
   _______________________________            ________________________________
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


    611 Avenue C, Bayonne, New Jersey                       07002
 _______________________________________       ______________________________
   (Address of principal executive offices)               (Zip Code)


   Registrant's telephone number, including area code      201-339-4600
                                                      ----------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     The number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date    July 31, 2001   .
                                         -------------------

           $.01 par value common stock - 2,577,737 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
                                                                          ------
    Item 1:  Financial Statements

             Consolidated Statements of Financial Condition
               at June 30, 2001 and December 31, 2000 (Unaudited)             1

             Consolidated Statements of Income for the Three Months
               and Six Months Ended June 30, 2001 and 2000 (Unaudited)        2

             Consolidated Statements of Comprehensive Income for the
               Three Months and Six Months Ended June 30, 2001 and
               2000 (Unaudited)                                               3

             Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2001 and 2000 (Unaudited)          4-5

             Notes to Consolidated Financial Statements                       6

    Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7-12

    Item 3:  Quantitative and Qualitative Disclosure About Market Risk    13-14


PART II - OTHER INFORMATION                                                  15


SIGNATURES                                                                   16

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)
                              June 30, December 31,

ASSETS                                                             2001           2000
------                                                         ------------    ------------
Cash and amounts due from depository institutions              $ 15,885,264    $ 12,553,854
Interest-bearing deposits in other banks                          8,000,000       1,700,000
                                                               ------------    ------------
        Total cash and cash equivalents                          23,885,264      14,253,854

Securities available for sale                                     5,346,704       5,713,206
Investment securities held to maturity; estimated fair
  value of $7,991,000 (2001) and $6,886,000 (2000)                7,996,477       6,996,297

Mortgage-backed securities held to maturity; estimated
  fair value of $111,536,000 (2001) and $119,328,000 (2000)     109,878,743     118,791,206
Loans receivable                                                343,360,752     309,082,076
Foreclosed real estate                                              427,535         620,072
Investment in real estate                                           233,728         240,998
Premises and equipment                                            5,007,713       5,042,595
Federal Home Loan Bank stock, at cost                             3,796,100       3,496,200
Interest receivable                                               2,815,035       2,765,984
Other assets                                                      3,274,370       2,555,760
                                                               ------------    ------------
         Total assets                                          $506,022,421    $469,558,248
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
    Deposits                                                   $410,569,230    $379,409,856
    Advances from Federal Home Loan Bank of New York             35,583,100      35,583,100
    Other borrowed money                                            191,836         204,962
    Advance payments by borrowers for taxes and insurance         3,189,351       2,531,694
    Other liabilities                                            10,099,837       5,300,127
                                                               ------------    ------------
        Total liabilities                                       459,633,354     423,029,739
                                                               ------------    ------------
Stockholders' equity:
    Preferred stock; authorized 3,000,000 shares;
      issued and outstanding - none                                      --              --
    Common stock; par value $.01; authorized 7,000,000
      shares; 3,450,000 shares issued; shares outstanding
      2,577,737 (2001) and 2,597,737 (2000)                          34,500          34,500
    Paid-in capital in excess of par value                       18,906,768      18,906,768
    Retained earnings - substantially restricted                 46,543,328      46,332,436
    Unrealized gain on securities available for sale, net           128,259          73,593
    Treasury stock, at cost; 872,263 shares (2001) and
      852,263 shares (2000)                                     (19,223,788)    (18,818,788)
                                                               ------------    ------------
         Total stockholders' equity                              46,389,067      46,528,509
                                                               ------------    ------------
         Total liabilities and stockholders' equity            $506,022,421    $469,558,248
                                                               ============    ============

                 See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                       ------------------------    --------------------------
                                                          2001          2000          2001           2000
                                                       ----------    ----------    -----------    -----------
Interest income:
    Loans                                              $6,609,507    $5,707,968    $13,057,440    $11,300,044
    Mortgage-backed securities                          1,900,611     2,045,470      3,887,954      4,139,415
    Investments and other interest-earning assets         417,659       415,536        758,988        837,264
                                                       ----------    ----------    -----------    -----------
        Total interest income                           8,927,777     8,168,974     17,704,382     16,276,723
                                                       ----------    ----------    -----------    -----------
Interest expense:
    Deposits                                            3,947,194     3,316,639      7,892,765      6,494,770
    Advances and other borrowed money                     540,632       384,040      1,055,746        832,083
                                                       ----------    ----------    -----------    -----------
        Total interest expense                          4,487,826     3,700,679      8,948,511      7,326,853
                                                       ----------    ----------    -----------    -----------
Net interest income                                     4,439,951     4,468,295      8,755,871      8,949,870
Provisions for loan losses                                 60,000        60,000        120,000        120,000
                                                       ----------    ----------    -----------    -----------
Net interest income after provision for loan losses     4,379,951     4,408,295      8,635,871      8,829,870
                                                       ----------    ----------    -----------    -----------
Non-interest income:
    Fees and service charges                              293,071       263,472        557,541        514,004
    Miscellaneous                                          98,869       106,635        277,001        235,266
                                                       ----------    ----------    -----------    -----------
        Total non-interest income                         391,940       370,107        834,542        749,270
                                                       ----------    ----------    -----------    -----------
Non-interest expenses:
    Salaries and employee benefits                      1,667,976     1,632,478      3,329,862      3,300,366
    Net occupancy expense of premises                     295,267       287,596        622,465        587,608
    Equipment                                             306,078       307,560        605,603        590,191
    Advertising                                            50,474        79,504         95,781        212,824
    Loss on foreclosed real estate                         27,620         5,534         26,567         12,728
    Amortization of intangibles                                --        30,324             --         60,649
    Miscellaneous                                         802,382       705,466      1,515,869      1,387,431
                                                       ----------    ----------    -----------    -----------
        Total non-interest expenses                     3,149,797     3,048,462      6,196,147      6,151,797
                                                       ----------    ----------    -----------    -----------
Income before income taxes                              1,622,094     1,729,940      3,274,266      3,427,343
Income taxes                                              598,877       632,985      1,207,405      1,245,416
                                                       ----------    ----------    -----------    -----------
Net income                                             $1,023,217    $1,096,955    $ 2,066,861    $ 2,181,927
                                                       ==========    ==========    ===========    ===========
Net income per common share:
    Basic/diluted                                      $     0.40    $     0.42    $      0.80    $      0.82
                                                       ==========    ==========    ===========    ===========
Dividends per common share                             $     0.36    $    0.345    $      0.72    $      0.69
                                                       ==========    ==========    ===========    ===========
Weighted average number of common shares and
  common stock equivalents outstanding:
    Basic/diluted                                       2,577,737     2,630,515      2,582,765      2,656,775
                                                       ==========    ==========    ===========    ===========

                 See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                   June 30,
                                                           ------------------------    ------------------------
                                                              2001          2000          2001          2000
                                                           ----------    ----------    ----------    ----------
Net income                                                 $1,023,217    $1,096,955    $2,066,861    $2,181,927
                                                           ----------    ----------    ----------    ----------
Other comprehensive income (loss), net of income taxes:
    Gross unrealized holding (loss) gain on securities
      available for sale                                       17,848        16,982        85,466       (18,667)
  Deferred income taxes                                        (6,400)       (6,100)      (30,800)        6,700
                                                           ----------    ----------    ----------    ----------
Other comprehensive income (loss)                              11,448        10,882        54,666       (11,967)
                                                           ----------    ----------    ----------    ----------
Comprehensive income                                       $1,034,665    $1,107,837    $2,121,527    $2,169,960
                                                           ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                             ------------------------------------
                                                                                                   2001               2000
                                                                                             -----------------  -----------------
Cash flows from operating activities:
     Net income                                                                                  $  2,066,861       $  2,181,927
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate                          288,750            294,602
        Accretion of deferred fees, premiums and discounts, net                                        (3,272)           (28,971)
        Provision for loan losses                                                                     120,000            120,000
        Provision for losses on foreclosed real estate                                                 20,037                 --
        (Gain) on sales of foreclosed real estate                                                      (7,653)                --
        (Increase) in interest receivable                                                             (49,051)          (148,078)
        (Increase) in other assets                                                                   (749,410)          (382,077)
        Increase in other liabilities                                                               4,799,710          2,308,934
        Amortization of intangibles                                                                        --             60,649
                                                                                             -----------------  -----------------
            Net cash provided by operating activities                                               6,485,972          4,406,986
                                                                                             -----------------  -----------------
Cash flows from investing activities:
     Principal repayments on securities available for sale                                            475,677            542,755
     Purchases of securities available for sale                                                       (39,772)           (37,918)
     Purchases of investment securities held to maturity                                           (3,000,000)        (1,000,000)
     Proceeds from calls of investment securities held to maturity                                  2,000,000                 --
     Principal repayments on mortgage-backed securities held to maturity                           12,876,991          8,789,425
     Purchases of mortgage-backed securities held to maturity                                      (4,036,119)        (9,174,892)
     Purchases of loans                                                                                    --           (430,200)
     Proceeds from sales of student loans                                                                  --            116,730
     Net change in loans receivable                                                               (34,341,194)       (14,698,007)
     Proceeds from sales of foreclosed real estate                                                    213,417                 --
     Additions to premises and equipment and investment in real estate                               (246,598)          (351,364)
     Purchase of Federal Home Loan Bank of New York stock                                            (299,900)          (253,000)
                                                                                             -----------------  -----------------
            Net cash (used in) investing activities                                               (26,397,498)       (16,496,471)
                                                                                             -----------------  -----------------
Cash flows from financing activities:
     Net increase in deposits                                                                      31,159,374          9,270,189
     Net (decrease) in advances from Federal Home Loan Bank of New York                                    --         (5,000,000)
     Net (decrease) in other borrowed money                                                           (13,126)           (12,120)
     Net increase (decrease) in payments by borrowers for taxes and insurance                         657,657           (285,360)
     Cash dividends paid                                                                           (1,855,969)        (1,818,719)
     Purchase of treasury stock                                                                      (405,000)        (2,192,123)
                                                                                             -----------------  -----------------
            Net cash provided by (used in) financing activities                                    29,542,936            (38,133)
                                                                                             -----------------  -----------------
Net increase (decrease) in cash and cash equivalents                                                9,631,410        (12,127,618)
Cash and cash equivalents - beginning                                                              14,253,854         31,062,080
                                                                                             -----------------  -----------------
Cash and cash equivalents - ending                                                               $ 23,885,264       $ 18,934,462
                                                                                             =================  =================

                 See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                    ----------------------------------
                                                                          2001               2000
                                                                    -----------------  ---------------
Supplemental information:
     Transfer of loans receivable to foreclosed real estate         $         33,264   $            --
                                                                    ================   ===============
     Cash paid during the period for:
        Income taxes                                                $        724,854   $     1,259,780
                                                                    ================   ===============
        Interest on deposits and borrowings                         $      8,948,511   $     7,326,853
                                                                    ================   ===============

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


2.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.  NET INCOME PER COMMON SHARE
    ---------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either June 30, 2001 or 2000 or during the three and six months then ended.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Changes in Financial Condition

The Company's assets at June 30, 2001 totalled $506.0 million, which represents an increase of $36.4 million or 7.75% as compared with $469.6 million at December 31, 2000.

Securities available for sale at June 30, 2001 decreased $366,000 or 6.41% to $5.3 million when compared with $5.7 million at December 31, 2000. The decrease during the six months ended June 30, 2001, resulted primarily from repayments on securities available for sale of $476,000, sufficient to offset an increase in net unrealized gain of $85,000 and purchases of $40,000.

Investment securities held to maturity at June 30, 2001 increased $1.0 million or 14.29% to $8.0 million when compared with $7.0 million at December 31, 2000. The increase during the six months ended June 30, 2001 resulted primarily from purchases of $3.0 million, sufficient to offset proceeds from calls of such securities of $2.0 million. Mortgage-backed securities held to maturity decreased $8.9 million or 7.49% to $109.9 million at June 30, 2001 when compared to $118.8 million at December 31, 2000. The decrease during the six months ended June 30, 2001, resulted primarily from principal repayments of $12.9 million sufficient to offset the purchases of $4 million.

Net loans amounted to $343.4 million at June 30, 2001, as compared to $309.1 million at December 31, 2000, which represents an increase of $34.3 million or 11.10%. The increase during the six months ended June 30, 2001 resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate amounted to $428,000 and $620,000 at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, foreclosed real estate consisted of five properties of which four properties with a combined book value of $273,000 are under contract for sale.

Total deposits at June 30, 2001 totalled $410.6 million as compared with $379.4 million at December 31, 2000, representing an increase of $31.2 million or 8.22%.

Advances from the Federal Home Loan Bank ("FHLB") remained unchanged at $35.6 million at June 30, 2001 and December 31, 2000, respectively.

Stockholders' equity totalled $46.4 million and $46.5 million at June 30, 2001 and December 31, 2000, respectively. The decrease of $140,000 was primarily the result of the Company's repurchase of 20,000 shares of its common stock at an aggregate cost of $405,000, along with cash dividend paid of $1.9 million, offset by net income for six months ended June 30, 2001 of $2.1 million.


Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

Net income decreased $74,000 or 6.75% to $1.023 million for the three months ended June 30, 2001 compared with $1.097 million for the same 2000 period. The decrease in net income during the 2001 period resulted from increases in total interest expense and non-interest expenses, which were partially offset by increases in total interest income and non-interest income and a decrease in income taxes.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Interest income on loans increased by $902,000 or 15.80% to $6.6 million during the three months ended June 30, 2001 when compared with $5.7 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $51.2 million in the average balance of loans outstanding which was sufficient to offset a twenty basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $145,000 or 7.09% to $1.9 million during the three months ended June 30, 2001 when compared with $2.1 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease of $10.6 million in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of nine basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $2,000 to $418,000 during the three months ended June 30, 2001, when compared to $416,000 during the same 2000 period primarily due to an increase of $5.4 million in the average balance of such assets outstanding which was sufficient to offset a decrease of 136 basis points in the yield earned on such portfolio.

Interest expense on deposits increased $630,000 or 18.99% to $3.9 million during the three months ended June 30, 2001 when compared to $3.3 million during the same 2000 period. Such increase was primarily attributable to increases of thirty basis points in the cost of interest-bearing deposits and $35.3 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $157,000 or 40.89% to $541,000 during the three months ended June 30, 2001 when compared with $384,000 during the same 2000 period, primarily due to an increase of $10.0 million in the average balance of advances outstanding from the FHLB, along with a ten basis point increase in the cost of advances and other borrowed money.

Net interest income decreased $28,000 or 0.63% during the three months ended June 30, 2001 when compared with the same 2000 period. Such decrease was due to an increase in total interest expense of $787,000 which was sufficient to offset an increase in total interest income of $759,000. The Bank's net interest rate spread decreased from 3.68% in 2000 to 3.25% in 2001. The decrease in the interest rate spread resulted from an increase of thirty-three basis points in the cost of interest-bearing liabilities along with an eleven basis point decrease in the yield earned on interest-earning assets.

During each of the three months ended June 30, 2001 and 2000, the Bank provided $60,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2001 and 2000, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $4.4 million or 0.87% of total assets and $4.3 million or 0.96% of total assets, respectively. At June 30, 2001, $1.8 million of non-performing loans were accruing interest and $2.6 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2001 and 2000, the Bank charged off loans aggregating $41,000 and $16,000, respectively. The allowance for loan losses amounted to $1.9 million at June 30, 2001, representing 0.56% of total loans and 44.46% of loans delinquent ninety days or more and $2.1 million at June 30, 2000, representing 0.72% of total loans and 48.28% of loans delinquent ninety days or more.

Non-interest income increased $22,000 or 5.95% to $392,000 during the three months ended June 30, 2001 from $370,000 during the same 2000 period. The increase resulted from increases in fees and service charges of $30,000 which was sufficient to offset a decrease in miscellaneous income of $8,000.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Non-interest expenses increased by $102,000 or 3.35% to $3.1 million during the three months ended June 30, 2001 when compared with $3.0 million during the same 2000 period. Salaries and employee benefits, occupancy, loss on foreclosed real estate and miscellaneous expenses increased $36,000, $7,000, $22,000 and $97,000, respectively, which was sufficient to offset decreases in equipment, advertising and amortization of intangibles of $2,000, $30,000 and $30,000, respectively, during the 2001 period when compared with the same 2000 period.

Income taxes totalled $599,000 and $633,000 during the three months ended June 30, 2001 and 2000, respectively. The decrease during the 2001 period resulted from a decrease in pre-tax income.


Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

Net income decreased $115,000 or 5.27% to $2.067 million for the six months ended June 30, 2001 compared with $2.182 million for the same 2000 period. The decrease in net income during the 2001 period resulted from increases in total interest expense and non-interest expenses, which were partially offset by increases in total interest income and non-interest income and a decrease in income taxes.

Interest income on loans increased by $1.8 million or 15.55% to $13.1 million during the six months ended June 30, 2001 when compared with $11.3 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $46.5 million in the average balance of loans outstanding which was sufficient to offset a ten basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $252,000 or 6.09% to $3.9 million during the six months ended June 30, 2001 when compared with $4.1 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease of $9.1 million in the average balance of mortgage-backed securities outstanding, which was sufficient to offset an increase of eight basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $78,000 or 9.32% to $759,000 during the six months ended June 30, 2001, when compared to $837,000 during the same 2000 period primarily due to a decrease of eighty-five basis points in the yield earned on such portfolio which was sufficient to offset an increase of $738,000 in the average balance of such assets outstanding.

Interest expense on deposits increased $1.4 million or 21.52% to $ 7.9 million during the six months ended June 30, 2001 when compared to $6.5 million during the same 2000 period. Such increase was primarily attributable to increases of forty-four basis points in the cost of interest-bearing deposits and $30.7 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $224,000 or 26.92% to $1.1 million during the six months ended June 30, 2001 when compared with $832,000 during the same 2000 period which was primarily due to an increase of $7.5 million in the average balance of advances outstanding from the FHLB, along with a two basis point increase in the cost of advances and other borrowed money.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Net interest income decreased $194,000 or 2.17% during the six months ended June 30, 2001 when compared with the same 2000 period. Such decrease was due to an increase in total interest expense of $1.6 million, which was sufficient to offset an increase in total interest income of $1.4 million. The Bank's net interest rate spread decreased from 3.70% in 2000 to 3.27% in 2001. The decrease in the interest rate spread resulted from an increase of forty-two basis points in the cost of interest-bearing liabilities along with one basis point decrease in the yield earned on interest-earning assets.

During each of the six months ended June 30, 2001 and 2000, the Bank provided $120,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2001 and 2000, the Bank charged off loans aggregating $134,000 and $38,000, respectively.

Non-interest income increased $86,000 or 11.48% to $835,000 during the six months ended June 30, 2001 from $749,000 during the same 2000 period. The increase resulted from increases in fees and service charges of $44,000 and miscellaneous income of $42,000.

Non-interest expenses increased by $44,000 or 0.72% to $6.196 million during the six months ended June 30, 2001 when compared with $6.152 million during the same 2000 period. Salaries and employee benefits, occupancy, equipment, loss on foreclosed real estate and miscellaneous expenses increased $30,000, $34,000, $16,000, $14,000 and $129,000, respectively, which was sufficient to offset decreases in advertising and amortization of intangibles of $117,000 and $61,000, respectively, during the 2001 period when compared with the same 2000 period.

Income taxes totalled $1.207 million and $1.245 million during the six months ended June 30, 2001 and 2000, respectively. The decrease during the 2001 period resulted from a decrease in pre-tax income.


Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 7.13% during the month of June 2001. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank invests its excess funds in federal funds and overnight deposits with the FHLB, which provides liquidity to meet lending requirements. Interest-bearing deposits at June 30, 2001 amounted to $8.0 million.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the six months ended June 30, 2001. The primary source of cash was net income of $2.1 million and increase in other liabilities of $4.8 million. Cash dividends paid during the six months ended June 30, 2001 and 2000 amounted to $$1.9 million and $1.8 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $343.4 million and $309.1 million at June 30, 2001 and December 31, 2000, respectively. Securities available for sale totalled $5.3 million and $5.7 million at June 30, 2001 and December 31, 2000, respectively. Mortgage-backed securities held to maturity totalled $109.9 million and $118.8 million at June 30, 2001 and December 31, 2000, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2001, advances from the FHLB amounted to $35.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2001, the Bank has outstanding commitments to originate loans of $22.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totalled $176.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following table sets forth the Bank's capital position at June 30, 2001, as compared to the minimum regulatory capital requirements:

                                                                                                     To Be Well
                                                                                                    Capitalized
                                                                                                    Under Prompt
                                                                    Minimum Capital                  Corrective
                                             Actual                  Requirements                Actions Provisions
                                       ---------------------   ---------------------------   ---------------------------
                                        Amount      Ratio          Amount         Ratio          Amount         Ratio
                                       --------    ---------   ------------   ------------   ------------   ------------
Total Capital
  (to risk-weighted assets)            $ 42,870     15.93%       $ 21,536          8.00%       $ 26,920         10.00%

Tier 1 Capital
  (to risk-weighted assets)              41,032     15.24%             --            --          16,152          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)             41,032      8.14%         20,158          4.00%         25,197          5.00%

Tangible Capital
  (to adjusted total assets)             41,032      8.14%          7,559          1.50%             --            --

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 2001, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

                                                                             NPV as
Change in                                                             Percent of Portfolio
Interest Rates                 Net Portfolio Value                      Value of Assets
                     ------------------------------------------    -------------------------------
In Basis Points                        Dollar         Percent           NPV           Change In
(Rate Shock)             Amount        Change         Change           Ratio         Basis Points
-----------------    -------------   ----------    ------------    ------------    ---------------
                                              (Dollars in Thousands)
        300              $ 38,330      $(37,123)          (49)        7.93%           (644)
        200                50,207       (25,245)          (33)       10.11%           (426)
        100                62,301       (13,151)          (17)       12.21%           (216)
      Static               75,453           --             --        14.37%             --
       -100                83,439         7,986            11        15.60%            123
       -200                88,052        12,599            17        16.25%            188
       -300                93,532        18,080            24        17.02%            265


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


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        This information was reported in the Company's Form 10-Q for the quarter ended March 31, 2001.

ITEM 5. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)    The following Exhibits are filed as part of this report.

              3.1 Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.*

              3.2    Bylaws of Pamrapo Bancorp, Inc.*

              4.0    Stock Certificate of Pamrapo Bancorp, Inc.**

             10.1    Employment Agreement between the Bank and William J.
                     Campbell.**

             10.2 Employment Agreement between the Company and William J. Campbell.**

             10.4    Special Termination Agreement (Thomas).**

             10.5    Special Termination Agreement (Russo).**

             10.7    Management Recognition and Retention Plan and Trust.**

             10.11   Board of Directors' Compensation and Trust Agreement.**

             11.0    Computation of earnings per share (filed herewith).

                         *   Incorporated herein by reference to 10-K
                             Annual Report for the fiscal year ended
                             December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001, Commission File No. 000-18014.

                         ** Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

        (b)    Reports on Form 8-K

               On July 3, 2001, the Company announced its appointment of Kenneth
               D. Walter as Vice President-Treasurer and Chief Financial Officer of the Registrant and its wholly owned subsidiary, Pamrapo Savings Bank, S.L.A. Mr. Walter succeeded Gary J. Thomas, who retired. A Form 8-K reporting this event was filed on July 6, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PAMRAPO BANCORP, INC.


Date: August 10, 2001              By /s/ William J. Campbell
      --------------------            ------------------------------------------
                                      William J. Campbell
                                      President and Chief Executive Officer

Date: August 10, 2001              By: /s/ Kenneth D. Walter
      --------------------            ------------------------------------------
                                      Kenneth D. Walter
                                      Vice President and Chief Financial Officer