Form 10-Q
period 2001-09-30
PAMRAPO BANCORP INC
filed 2001-11-13
CIK 854071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2001
                                ------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________________________


                        Commission File Number 0-18014
                                               -------

                             PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        NEW JERSEY                                         22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

  611 Avenue C, Bayonne, New Jersey                           07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including    201-339-4600
area code
                                           -------------------------------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No__________
                                              ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 2001.

          $.01 par value common stock - 2,577,737 shares outstanding

                             PAMRAPO BANCORP, INC.
                               AND SUBSIDIARIES

                                     INDEX

                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                   Number
                                                                                              -------------
      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
                 at September 30, 2001 and December 31, 2000 (Unaudited)                           1

               Consolidated Statements of Income for the Three Months and
                 Nine Months Ended September 30, 2001 and 2000 (Unaudited)                         2

               Consolidated Statements of Comprehensive Income for the Three Months
                 and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                     3

               Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2001 and 2000 (Unaudited)                                   4 - 5

               Notes to Consolidated Financial Statements                                          6

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                     7 - 12

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                        13 - 14

PART II - OTHER INFORMATION                                                                        15

SIGNATURES                                                                                         16

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)

                                                                              September 30,        December 31,
ASSETS                                                                            2001                 2000
------                                                                        -------------        ------------
Cash and amounts due from depository institutions                             $  14,035,428        $ 12,553,854
Interest-bearing deposits in other banks                                                 --           1,700,000
                                                                              -------------        ------------

         Total cash and cash equivalents                                         14,035,428          14,253,854

Securities available for sale                                                     4,997,693           5,713,206
Investment securities held to maturity;
  estimated fair value of $6,106,000 (2001)
  and $6,886,000 (2000)                                                           5,998,747           6,996,297
Mortgage-backed securities held to maturity; estimated
  fair value of $126,458,000 (2001) and $119,328,000 (2000)                     122,135,011         118,791,206
Loans receivable                                                                365,198,925         309,082,076
Foreclosed real estate                                                              326,536             620,072
Investment in real estate                                                           230,381             240,998
Premises and equipment                                                            4,915,713           5,042,595
Federal Home Loan Bank stock of New York, at cost                                 3,796,100           3,496,200
Interest receivable                                                               2,987,117           2,765,984
Other assets                                                                      2,865,614           2,555,760
                                                                              -------------        ------------
         Total assets                                                         $ 527,487,265        $469,558,248
                                                                              =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                $ 408,850,003        $379,409,856
      Advances from Federal Home Loan Bank of New York                           60,583,100          35,583,100
      Other borrowed money                                                          185,074             204,962
      Advance payments by borrowers for taxes and insurance                       3,413,079           2,531,694
      Other liabilities                                                           7,669,621           5,300,127
                                                                              -------------        ------------
         Total liabilities                                                      480,700,877         423,029,739
                                                                              -------------        ------------

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
        issued and outstanding - none                                                     -                   -
      Common stock; par value $.01; authorized 7,000,000 shares;
        3,450,000 shares issued; shares outstanding 2,577,737 (2001)
        and 2,597,737 (2000)                                                         34,500              34,500
      Paid-in capital in excess of par value                                     18,906,768          18,906,768
      Retained earnings - substantially restricted                               46,886,709          46,332,436
      Accumulated other comprehensive income - net                                  182,199              73,593
      Treasury stock, at cost; 872,263 shares (2001) and
        852,263 shares (2000)                                                   (19,223,788)        (18,818,788)
                                                                              -------------        ------------

         Total stockholders' equity                                              46,786,388          46,528,509
                                                                              -------------        ------------

         Total liabilities and stockholders' equity                           $ 527,487,265        $469,558,248
                                                                              =============        ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,
                                                                 ------------------------------     --------------------------------
                                                                     2001               2000            2001               2000
                                                                 -------------      -----------     ------------       -------------
Interest income:
      Loans                                                      $   7,114,335      $ 5,984,994     $ 20,171,775       $ 17,285,038
      Mortgage-backed securities                                     2,054,315        2,015,540        5,942,269          6,154,955
      Investments and other interest-earning assets                    259,986          321,480        1,018,974          1,158,744
                                                                 -------------      -----------     ------------       ------------

              Total interest income                                  9,428,636        8,322,014       27,133,018         24,598,737
                                                                 -------------      -----------     ------------       ------------

Interest expense:
      Deposits                                                       3,740,615        3,525,195       11,633,380         10,019,965
      Advances and other borrowed money                                733,146          393,965        1,788,892          1,226,048
                                                                 -------------      -----------     ------------       ------------

              Total interest expense                                 4,473,761        3,919,160       13,422,272         11,246,013
                                                                 -------------      -----------     ------------       ------------

Net interest income                                                  4,954,875        4,402,854       13,710,746         13,352,724
Provision for loan losses                                              150,000           60,000          270,000            180,000
                                                                 -------------      -----------     ------------       ------------

Net interest income after provision for loan losses                  4,804,875        4,342,854       13,440,746         13,172,724
                                                                 -------------      -----------     ------------       ------------

Non-interest income:
      Fees and service charges                                         298,842          253,701          856,383            767,705
      Miscellaneous                                                    159,676          125,595          436,677            360,861
                                                                 -------------      -----------     ------------       ------------

              Total non-interest income                                458,518          379,296        1,293,060          1,128,566
                                                                 -------------      -----------     ------------       ------------

Non-interest expenses:
      Salaries and employee benefits                                 1,568,599        1,650,490        4,898,461          4,950,856
      Net occupancy expense of premises                                286,357          286,025          908,822            873,633
      Equipment                                                        315,605          219,187          921,208            809,378
      Advertising                                                       67,260           68,926          163,041            281,750
      Loss on foreclosed real estate                                    (4,454)          12,531           22,113             25,259
      Amortization of intangibles                                            -                -                -             60,649
      Miscellaneous                                                  1,022,588          800,761        2,538,457          2,188,192
                                                                 -------------      -----------     ------------       ------------

              Total non-interest expenses                            3,255,955        3,037,920        9,452,102          9,189,717
                                                                 -------------      -----------     ------------       ------------

Income before income taxes                                           2,007,438        1,684,230        5,281,704          5,111,573
Income taxes                                                           736,072          612,649        1,943,477          1,858,065
                                                                 -------------      -----------     ------------       ------------

Net income                                                       $   1,271,366      $ 1,071,581     $  3,338,227       $  3,253,508
                                                                 =============      ===========     ============       ============

Net income per common share:
      Basic/diluted                                              $        0.49      $      0.41     $       1.29       $       1.23
                                                                 =============      ===========     ============       ============

Dividends per common share                                       $       0.360      $     0.345     $      1.080       $      1.035
                                                                 =============      ===========     ============       ============

Weighted average number of common shares and
  common stock equivalents outstanding:
      Basic/diluted                                                  2,577,737        2,618,306        2,581,070          2,643,858
                                                                 =============      ===========     ============       ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPEHENSIVE INCOME
                ----------------------------------------------
                                  (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                               ----------------------------      -------------------------------
                                                                  2001             2000              2001             2000
                                                               -----------      -----------      ------------     --------------
Net income                                                     $ 1,271,366      $ 1,071,581      $  3,338,227     $   3,253,508
                                                               -----------      -----------      ------------     -------------

Other comprehensive income, net of income taxes:
  Gross unrealized holding loss on securities
    available for sale                                              84,240           70,957           169,706            52,290
      Deferred income taxes                                        (30,300)         (25,600)          (61,100)          (18,900)
                                                               -----------      -----------      ------------     -------------


Other comprehensive gain                                            53,940           45,357           108,606            33,390
                                                               -----------      -----------      ------------     -------------

Comprehensive income                                           $ 1,325,306      $ 1,116,938      $  3,446,833     $   3,286,898
                                                               ===========      ===========      ============     =============

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                             ------------------------------------
                                                                                                   2001               2000
                                                                                             -----------------  -----------------
Cash flows from operating activities:
     Net income                                                                                $    3,338,227     $    3,253,508
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate                          437,799            438,076
        Accretion of deferred fees, premiums and discounts, net                                        (1,940)           (13,501)
        Provision for loan losses                                                                     270,000            180,000
        Provision for losses on foreclosed real estate                                                 20,037              5,000
        (Gain) on sales of foreclosed real estate                                                     (18,146)                 -
        (Increase) in interest receivable                                                            (221,133)          (268,402)
        (Increase) in other assets                                                                   (370,954)          (676,004)
        Increase in other liabilities                                                                2,369,494          2,700,236
        Amortization of intangibles                                                                         -             60,649
                                                                                               --------------     --------------

            Net cash provided by operating activities                                               5,823,384          5,679,562
                                                                                               --------------     --------------
Cash flows from investing activities:
     Principal repayments on securities available for sale                                            855,911            810,624
     Purchases of securities available for sale                                                       (56,332)           (59,236)
     Purchases of investment securities held to maturity                                           (3,000,000)        (1,000,000)
     Proceeds from calls of investment securities held to maturity                                  4,000,000                  -
     Principal repayments on mortgage-backed securities held to maturity                           20,820,005         13,430,229
     Purchases of mortgage-backed securities held to maturity                                     (24,209,578)        (9,174,892)
     Purchases of loans                                                                                     -           (982,400)
     Proceeds from sales of student loans                                                                   -            116,730
     Net change in loans receivable                                                               (56,289,215)       (27,614,742)
     Proceeds from sales of foreclosed real estate                                                    324,909             10,000
     Additions to premises and equipment and investment in real estate                               (300,300)          (680,153)
     Purchase of Federal Home Loan Bank of New York stock                                            (299,900)          (253,000)
                                                                                               --------------     --------------

            Net cash (used in) investing activities                                               (58,154,500)       (25,396,840)
                                                                                               --------------     --------------
Cash flows from financing activities:
     Net increase in deposits                                                                      29,440,147         10,523,296
     Net increase (decrease) in advances from Federal Home Loan
       Bank of New York                                                                            25,000,000         (3,000,000)
     Net (decrease) in other borrowed money                                                           (19,888)           (18,365)
     Net increase (decrease) in payments by borrowers for taxes and insurance                         881,385           (249,441)
     Cash dividends paid                                                                           (2,783,954)        (2,721,838)
     Purchase of treasury stock                                                                      (405,000)        (2,703,475)
                                                                                               --------------     --------------

            Net cash provided by financing activities                                              52,112,690          1,830,177
                                                                                               --------------     --------------

Net (decrease) in cash and cash equivalents                                                          (218,426)       (17,887,101)
Cash and cash equivalents - beginning                                                              14,253,854         31,062,080
                                                                                               --------------     --------------

Cash and cash equivalents - ending                                                             $   14,035,428     $   13,174,979
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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  ------------------------------
                                                                     2001               2000
                                                                  ------------       -----------
Supplemental information:
     Transfer of loans receivable to foreclosed real estate       $     33,264        $         -
                                                                  ============        ===========

     Loans to facilitate sales of foreclosed real estate          $          -        $         -
                                                                  ============        ===========

     Cash paid during the period for:
        Income taxes                                              $  1,324,854       $ 1,909,780
                                                                  ============       ===========

        Interest on deposits and borrowings                       $ 13,422,272       $ 11,246,013
                                                                  ============       ============

See notes to consolidated financial statements.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PRINCIPLES OF CONSOLIDATION
--       ---------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       BASIS OF PRESENTATION
--       ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.       NET INCOME PER COMMON SHARE
--       ---------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either September 30, 2001 or 2000 or during the three or nine months then ended.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Changes in Financial Condition

The Company's assets at September 30, 2001 totalled $527.5 million, which represents an increase of $57.9 million or 12.34% as compared with $469.6 million at December 31, 2000.

Securities available for sale at June 30, 2001 decreased $715,000 or 12.52% to $5.0 million when compared with $5.7 million at December 31, 2000. The decrease during the nine months ended September 30, 2001, resulted primarily from repayments on securities available for sale of $856,000, sufficient to offset an increase in net unrealized gain of $170,000 and purchases of $56,000.

Investment securities held to maturity at September 30, 2001 decreased $1.0 million or 14.25% to $6.0 million when compared with $7.0 million at December 31, 2000. The decrease during the nine months ended September 30, 2001 resulted primarily from proceeds from calls of such securities of $4.0 million sufficient to offset purchases of $3.0 million. Mortgage-backed securities held to maturity increased $3.3 million or 2.82% to $122.1 million at September 30, 2001 when compared to $118.8 million at December 31, 2000. The increase during the nine months ended June 30, 2001, resulted primarily from purchase of mortgage-backed securities of $24.2 million sufficient to offset principal repayments of $20.8 million.

Net loans amounted to $365.2 million at September 30, 2001, as compared to $309.1 million at December 31, 2000, which represents an increase of $56.1 million or 18.16%. The increase during the nine months ended September 30, 2001 resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate amounted to $327,000 and $620,000 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, foreclosed real estate consisted of three properties of which two properties with a combined book value of $172,000 are under contract for sale.

Total deposits at September 30, 2001 totalled $408.9 million as compared with $379.4 million at December 31, 2000, representing an increase of $29.5 million or 7.78%.

Advances from the Federal Home Loan Bank ("FHLB") increased $25.0 million or 70.22% to $60.6 million at September 30, 2001 when compared with $35.6 at December 31, 2000, primarily due to new advances from the Federal Home Loan Bank of New York ("FHLB").

Stockholders' equity totalled $46.8 million and $46.5 million at September 30, 2001 and December 31, 2000, respectively. The increase of $258,000 was primarily the result of the net income for the nine months ended September 30, 2001 of $3.3 million offset by the Company's repurchase of 20,000 shares of its common stock at an aggregate cost of $405,000, along with cash dividend paid of $2.8 million.


Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

Net income increased $199,000 or 18.56% to $1.3 million for the three months ended September 30, 2001 compared with $1.1 million for the same 2000 period. The increase in net income during the 2001 period resulted from increases in total interest income and non-interest income, which were partially offset by increases in total interest expense, non-interest expenses, and income taxes.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000 (Cont'd.)

Interest income on loans increased by $1.1 million or 18.86% to $7.1 million during the three months ended September 30, 2001 when compared with $6.0 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $64.2 million in the average balance of loans outstanding which was sufficient to offset a twenty-two basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $39,000 or 1.93% to $2.05 million during the three months ended September 30, 2001 when compared with $2.02 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $2.5 million in the average balance of mortgage-backed securities outstanding. The yield earned on the mortgage-backed securities remained unchanged at 6.52%. Interest earned on investments and other interest-earning assets decreased by $61,000 or 19.00% to $260,000 during the three months ended September 30, 2001, when compared to $321,000 during the same 2000 period primarily due to a decrease of 154 basis points in the yield earned on such portfolio, sufficient to offset an increase of $150,000 in the average balance of such assets.

Interest expense on deposits increased $216,000 or 6.13% to $3.7 million during the three months ended September 30, 2001 when compared to $3.5 million during the same 2000 period. Such increase was primarily attributable to an increase of $40.0 million in the average balance of interest-bearing deposits sufficient to offset a decrease of nineteen basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $339,000 or 86.04% to $733,000 during the three months ended September 30, 2001 when compared with $394,000 during the same 2000 period, primarily due to an increase of $23.0 million in the average balance of advances outstanding from the FHLB, sufficient to offset a four basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $552,000 or 12.54% during the three months ended September 30, 2001 when compared with the same 2000 period. Such increase was due to an increase in total interest income of $1.1 million which was sufficient to offset an increase in total interest expense of $555,000. The Bank's net interest rate spread decreased from 3.56% in 2000 to 3.51% in 2001. The decrease in the interest rate spread resulted from a decrease of fifteen basis point decrease in the yield earned on interest-earning assets, sufficient to offset a decrease of ten basis points in the cost of interest-bearing liabilities.

During the three months ended September 30, 2001 and 2000, the Bank recorded a provision for loan losses of $150,000 and $60,000, respectively. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2001 and 2000, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $3.1 million or 0.59% of total assets and $4.1 million or 0.91% of total assets, respectively. At September 30, 2001, $800,000 of non-performing loans were accruing interest and $2.3 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 2001 and 2000, the Bank charged off loans aggregating $97,000 and $85,000, respectively. The allowance for loan losses amounted to $2.0 million at September 30, 2001, representing 0.54% of total loans and 64.15% of loans delinquent ninety days or more and $2.1 million at September 30, 2000, representing 0.68% of total loans and 50.06% of loans delinquent ninety days or more.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000 (Cont'd.)

Non-interest income increased $80,000 or 21.11% to $459,000 during the three months ended September 30, 2001 from $379,000 during the same 2000 period. The increase resulted from increases in fees and service charges of $45,000 and miscellaneous income of $35,000.

Non-interest expenses increased by $218,000 or 7.18% to $3.3 million during the three months ended September 30, 2001 when compared with $3.0 million during the same 2000 period. Equipment and miscellaneous expenses increased $96,000 and $222,000, respectively, which was sufficient to offset decreases in salaries and employee benefits, advertising and loss on foreclosed real estate of $81,000, $2,000 and $17,000, respectively, during the 2001 period when compared with the same 2000 period.

Income taxes totalled $736,000 and $613,000 during the three months ended September 30, 2001 and 2000, respectively. The increase during the 2001 period resulted from an increase in pre-tax income.


Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

Net income increased $84,000 or 2.58% to $3.34 million for the nine months ended September 30, 2001 compared with $3.25 million for the same 2000 period. The increase in net income during the 2001 period resulted from increases in total interest income and non-interest income, which were partially offset by increases in total interest expenses, non-interest expenses and income taxes.

Interest income on loans increased by $2.9 million or 16.70% to $20.2 million during the nine months ended September 30, 2001 when compared with $17.3 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $52.4 million in the average balance of loans outstanding which was sufficient to offset a fourteen basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $213,000 or 3.46% to $5.9 million during the nine months ended September 30, 2001 when compared with $6.1 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease of $5.2 million in the average balance of mortgage-backed securities outstanding, which was sufficient to offset an increase of five basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $140,000 or 12.08% to $1.0 million during the nine months ended September 30, 2001, when compared to $1.2 million during the same 2000 period primarily due to a decrease of 104 basis points in the yield earned on such portfolio which was sufficient to offset an increase of $540,000 in the average balance of such assets outstanding.

Interest expense on deposits increased $1.6 million or 16.10% to $ 11.6 million during the nine months ended September 30, 2001 when compared to $10.0 million during the same 2000 period. Such increase was primarily attributable to increases of twenty basis points in the cost of interest-bearing deposits and $35.5 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $563,000 or 45.92% to $1.8 million during the nine months ended September 30, 2001 when compared with $1.2 million during the same 2000 period which was primarily due to an increase of $12.7 million in the average balance of advances outstanding from the FHLB.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000 (Cont'd.)

Net interest income increased $358,000 or 2.68% during the nine months ended September 30, 2001 when compared with the same 2000 period. Such increase was due to an increase in total interest income of $2.5 million, which was sufficient to offset an increase in total interest expense of $2.2 million. The Bank's net interest rate spread decreased from 3.66% in 2000 to 3.37% in 2001. The decrease in the interest rate spread resulted from an increase of twenty-three basis points in the cost of interest-bearing liabilities along with a six basis point decrease in the yield earned on interest-earning assets.

During the six months ended September 30, 2001 and 2000, the Bank recorded a provision for loan losses of $270,000 and $180,000, respectively. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2001 and 2000, the Bank charged off loans aggregating $231,000 and $123,000, respectively.

Non-interest income increased $164,000 or 14.53% to $1.3 million during the nine months ended September 30, 2001 from $1.1 million during the same 2000 period. The increase resulted from increases in fees and service charges of $88,000 and miscellaneous income of $76,000.

Non-interest expenses increased by $263,000 or 2.86% to $9.5 million during the nine months ended September 30, 2001 when compared with $9.2 million during the same 2000 period. Occupancy, equipment, and miscellaneous expenses increased $35,000, $112,000, and $350,000, respectively, which was sufficient to offset decreases in salaries and employee benefits, advertising, loss on foreclosed real estate and amortization of intangibles of $53,000, $119,000, $3,000 and $61,000, respectively, during the 2001 period when compared with the same 2000 period.

Income taxes totalled $1.94 million and $1.86 million during the nine months ended September 30, 2001 and 2000, respectively. The increase during the 2001 period resulted from an increase in pre-tax income.


Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 6.08% during the month of September 2001. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2001. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 2001 and 2000 amounted to $2.8 million and $2.7 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $365.2 million and $309.1 million at September 30, 2001 and December 31, 2000, respectively. Securities available for sale totalled $5.0 million and $5.7 million at September 30, 2001 and December 31, 2000, respectively. Mortgage-backed securities held to maturity totalled $122.1 million and $118.8 million at September 30, 2001 and December 31, 2000, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2001, advances from the FHLB amounted to $60.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2001, the Bank has outstanding commitments to originate loans of $16.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, totalled $166.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources (Cont'd.)

The following table sets forth the Bank's capital position at September 30, 2001, as compared to the minimum regulatory capital requirements:

                                                                                 Minimum Capital                 Corrective
                                                       Actual                     Requirements               Actions Provisions
                                             ---------------------------   ---------------------------   ---------------------------
                                                Amount         Ratio          Amount         Ratio          Amount         Ratio
                                             ------------   ------------   ------------   ------------   ------------   ------------
Total Capital
  (to risk-weighted assets)                  $    44,235         15.82%    $    22,371          8.00%    $    27,964       10.00%

Tier 1 Capital
  (to risk-weighted assets)                       42,327         15.14%              -             -          16,778        6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                      42,327          8.06%         20,999          4.00%         26,248        5.00%

Tangible Capital
  (to adjusted total assets)                      42,327          8.06%          7,874          1.50%              -           -

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2001, the most recent date the Bank's NPV was calculated by the OTS.

                    PAMRAPO BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

                                                                                   NPV as
             Change in                                                      Percent of Portfolio
          Interest Rates               Net Portfolio Value                    Value of Assets
                             ----------------------------------------  -------------------------------
          In Basis Points                    Dollar        Percent         NPV           Change In
           (Rate Shock)        Amount        Change        Change         Ratio         Basis Points
         ------------------  ------------ -------------  ------------  ------------    ---------------
                                                   (Dollars in Thousands)
                300          $    35,398  $   (41,244)          (54)         7.12%              (702)
                200               48,681      (27,962)          (36)         9.52%              (463)
                100               62,659      (13,984)          (18)        11.90%              (225)
              Static              76,643            -             -         14.14%                 -
               -100               86,233        9,590            13         15.59%               145
               -200               92,324       15,681            20         16.46%               231
               -300               98,581       21,938            29         17.32%               317

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

                 3.1 Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.*
                 3.2   By-Laws of Pamrapo Bancorp, Inc.*
                 4.0   Stock Certificate of Pamrapo Bancorp, Inc.**
                 10.1 Employment Agreement between the Bank and William J. Campbell.**
                 10.2 Employment Agreement between the Company and William J. Campbell.**
                 10.5  Special Termination Agreement (Russo).**
                 10.7  Management Recognition and Retention Plan and Trust.**
                 10.11 Board of Directors' Compensation and Trust Agreement.**
                 11.0  Computation of earnings per share (filed herewith).

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


                                              PAMRAPO BANCORP, INC.


Date:  November 13, 2001                    By: /s/ William J. Campbell
      -------------------------                 --------------------------------
                                                William J. Campbell
                                                President and Chief
                                                Executive Officer



Date: November 13, 2001                     By: /s/ Kenneth D. Walter
      -------------------------                 --------------------------------
                                                Kenneth D. Walter
                                                Vice President and Chief
                                                Financial Officer