Form 10-K
period 2001-12-31
PAMRAPO BANCORP INC
filed 2002-03-27
CIK 854071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $54,023,997 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 11, 2002.

     The Registrant had 2,577,293 shares of Common Stock outstanding as of
                                March 11, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I

      Item 1.     Business................................................       1

      Item 2.     Properties..............................................      36

      Item 3.     Legal Proceedings.......................................      37

      Item 4.     Submission of Matters to a Vote of Security Holders ....      37

PART II

      Item 5.     Market for Registrant's Common Equity and
                  Related Stockholder Matters.............................      37

      Item 6.     Selected Financial Data.................................      37

      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................      37

      Item 8.     Consolidated Financial Statements and
                  Supplementary Data......................................      37

      Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................      37

PART III

      Item 10.    Directors and Executive Officers of the Registrant......      38

      Item 11.    Executive Compensation..................................      38

      Item 12.    Security Ownership of Certain Beneficial Owners.........      38

      Item 13.    Certain Relationships and Related Transactions..........      38

PART  IV

      Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.................................      39

SIGNATURES................................................................      41

                                     PART I

Item 1.  Business.

Pamrapo Bancorp, Inc. (also referred to as the "Company" or the "Registrant") was incorporated under Delaware law on June 26, 1989 and changed its state of incorporation from Delaware to New Jersey on March 29, 2001. On November 10, 1989, the Registrant acquired Pamrapo Savings Bank, S.L.A. (the "Bank" or "Pamrapo") as a part of the Bank's conversion from a New Jersey chartered savings association in mutual form to a New Jersey chartered stock savings association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 2001, the Bank had total assets of $539.3 million, deposits of $422.7 million and stockholders' equity of $41.2 million before elimination of intercompany accounts with the Company.

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

Market Area

The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through eleven retail banking offices, six of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Fort Lee, New Jersey, two in Brick, New Jersey and one in Monroe, New Jersey. The Bank's deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank's branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank's lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth, Middlesex and Ocean Counties, areas which have had a high level of new development in recent years.

Lending Activities

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings primarily for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2001, the Bank's total gross loans outstanding amounted to $374.3 million, of which $275.1 million consisted of loans secured by one- to four-family residential properties, $9.1 million consisted of construction and land loans, and $85.4 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $286,000 are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                     At December 31,
                                         ------------------------------------------------------------------------
                                                  1997                    1998                    1999
                                         ------------------------------------------------------------------------
                                          Amount        Percent    Amount       Percent   Amount        Percent
                                          ------        -------    ------       -------   ------        -------
                                                          (Dollars in thousands)

REAL ESTATE MORTGAGE LOANS:
 Permanent:
  Fixed-rate ........................    $168,225        79.67%  $189,478        79.27%  $212,435        79.19%
  Adjustable rate ...................       6,316         2.99      4,385         1.84      4,493         1.67
 Construction(1) ....................       2,638         1.25      7,258         3.04      8,869         3.31
 Guaranteed by VA or
  insured by FHA ....................       1,086          .51        761          .32        602          .22
                                         --------       ------   --------       ------   --------       ------
Total mortgage loans ................    $178,265        84.42   $201,882        84.47   $226,399        84.39
                                         --------       ------   --------       ------   --------       ------

COMMERCIAL LOANS ....................          --           --         --           --         61          .02
                                         --------       ------   --------       ------   --------       ------

CONSUMER LOANS:
 Passbook or certificate ............         431          .20        459          .19        511          .19
 Home improvement ...................         440          .21        508          .21        560          .21
 Equity and second mortgages ........      33,587        15.91     39,184        16.40     43,227        16.11
 Education ..........................         753          .36         54          .02         58          .02
 Automobile .........................       1,210          .57      1,273          .53      1,162          .44
 Personal ...........................       1,445          .68      2,033          .85      1,869          .70
                                         --------       ------   --------       ------   --------       ------
Total consumer loans ................      37,866        17.93     43,511        18.20     47,387        17.67
                                         --------       ------   --------       ------   --------       ------
Total loans .........................     216,131       102.35    245,393       102.67    273,847       102.08
                                         --------       ------   --------       ------   --------       ------

Less:
 Allowance for loan losses ..........       2,475         1.17      2,300          .96      2,000          .83
 Loans in process ...................         571          .27      2,409         1.01      2,217          .75
 Deferred loan fees and discounts ...       1,929          .91      1,674          .70      1,350          .50
                                         --------       ------   --------       ------   --------       ------
Total ...............................       4,975         2.35      6,383         2.67      5,567         2.08
                                         --------       ------   --------       ------   --------       ------
Total net loans .....................    $211,156       100.00%  $239,010       100.00%  $268,280       100.00%
                                         ========       ======   ========       ======   ========       ======

MORTGAGE-BACKED
 SECURITIES:
 GNMA (2) ...........................      $7,978         5.97%    $5,164          .08%    $3,366         2.67%
 FHLMC (3) (5) ......................      97,093        72.63     95,209        75.14     98,506        78.25
 FNMA (4) (5) .......................      27,960        20.91     25,676        20.26     23,712        18.84
                                         --------       ------   --------       ------   --------       ------
Total mortgage-backed securities ....     133,031        99.51    126,054        99.48    125,584        99.76

ADD/LESS:
 Premiums (discounts), net (5) ......         790          .59        746          .59        489          .39
 Unrealized (loss) gain on securities
   available for sale ...............        (135)        (.10)       (93)        (.07)      (184)        (.15)
                                         --------       ------   --------       ------   --------       ------
Net mortgage-backed securities ......    $133,686       100.00%  $126,707       100.00%  $125,889       100.00%
                                         ========       ======   ========       ======   ========       ======

                                                          At December 31,
                                         ----------------------------------------------
                                                   2000                    2001
                                         ----------------------------------------------
                                           Amount        Percent   Amount       Percent
                                           ------        -------   ------       -------
REAL ESTATE MORTGAGE LOANS:
 Permanent:
  Fixed-rate ........................     $242,327        78.40%  $300,492       81.38%
  Adjustable rate ...................        3,900         1.26      2,757         .75
 Construction(1) ....................       10,594         3.43      8,471        2.29
 Guaranteed by VA or
  insured by FHA ....................          442          .14        286         .08
                                          --------       ------       ----      ------
Total mortgage loans ................     $257,263        83.23   $312,006       84.50
                                          --------       ------       ----      ------

COMMERCIAL LOANS ....................          928          .30      1,263         .34
                                          --------       ------       ----      ------

CONSUMER LOANS:
 Passbook or certificate ............          691          .22        689         .19
 Home improvement ...................          561          .18        576         .16
 Equity and second mortgages ........       52,255        16.91     56,958       15.42
 Education ..........................           --           --         --          --
 Automobile .........................        1,545          .50      1,484         .40
 Personal ...........................        1,785          .58      1,294         .35
                                          --------       ------       ----      ------
Total consumer loans ................       56,837        18.39     61,001       16.52
                                          --------       ------       ----      ------
Total loans .........................      315,028       101.92    374,270      101.36
                                          --------       ------       ----      ------

Less:
 Allowance for loan losses ..........        1,950          .63      2,150         .58
 Loans in process ...................        2,925          .94      2,272         .62
 Deferred loan fees and discounts ...        1,071          .35        609         .16
                                          --------       ------       ----      ------
Total ...............................        5,946         1.92      5,031        1.36
                                          --------       ------       ----      ------
Total net loans .....................     $309,082       100.00%  $369,239      100.00%
                                          ========       ======   ========      ======

MORTGAGE-BACKED
 SECURITIES:
 GNMA (2) ...........................       $2,768         2.25%    $2,046        1.63%
 FHLMC (3) (5) ......................       93,218        75.81     81,581       64.98
 FNMA (4) (5) .......................       26,864        21.85     41,649       33.17
                                          --------       ------       ----      ------
Total mortgage-backed securities ....      122,850        99.91    125,276       99.78

ADD/LESS:
 Premiums (discounts), net (5) ......          205          .17        234         .18
 Unrealized (loss) gain on securities
   available for sale ...............          (91)        (.08)        46         .04
                                          --------       ------       ----      ------
Net mortgage-backed securities ......     $122,964       100.00%      $125      100.00%
                                          ========       ======       ====      ======

---------------
(1)   Includes acquisition, development and land loans.

(2)   Government National Mortgage Association ("GNMA").

(3)   Federal Home Loan Mortgage Corporation ("FHLMC")

(4)   Federal National Mortgage Association ("FNMA").

(5) Includes available for sale securities having a principal balance of $6,228,000 and a net premium of $172,000 for 1998, a principal balance of $5,115,000 and a net premium of $134,000 for 1999, a principal balance of $4,165,000 and a net premium of $98,000 for 2000, and a principal balance of $3,084,000 and a net premium of $9,000 for 2001.

The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.

                                                                     Year Ended December 31,
                                               ----------------------------------------------------------------------
                                                      1999                     2000                     2001
                                                Amount     Percent       Amount     Percent       Amount     Percent
                                                           of Total                 of Total                 of Total
                                               ----------------------------------------------------------------------
One-to four-family ....................        $194,250      70.93%     $221,797      70.41%     $275,056      73.49%
Multi-family ..........................          41,881      15.29        47,769      15.16        51,498      13.76
Commercial real estate ................          25,187       9.20        29,306       9.30        33,863       9.05
Construction and land .................           8,868       3.24        11,208       3.56         9,123       2.44
Commercial ............................              61        .02           928        .30         1,262        .34
Consumer-secured and unsecured ........           3,600       1.32         4,020       1.27         3,468        .92
                                               --------     ------      --------     ------      --------     ------
  Total gross loans ...................        $273,847     100.00%     $315,028     100.00%     $374,270     100.00%
                                               ========     ======      ========     ======      ========     ======


ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                      Year Ended December 31,
                                                --------------------------------
                                                  1999        2000        2001
                                                --------------------------------
Mortgage Loans (gross):
 At beginning of period ....................    $201,881    $226,399    $257,263
                                                --------    --------    --------

 Mortgage loans originated:
  One- to four-family residential ..........      46,415      39,439     107,471
  Multi-family residential .................      11,851      14,357      13,210
  Commercial ...............................       3,154       3,886       5,209
  Construction(1) ..........................       3,958       3,889       4,757
                                                --------    --------    --------
    Total mortgage loans originated ........      65,378      61,571     130,647
                                                --------    --------    --------
  Loans purchased ..........................         131       1,676           -
                                                --------    --------    --------
  Transfer to REO ..........................         205         222          33
  Charge offs ..............................         212         235          65
  Repayments ...............................      40,574      31,926      75,806
                                                --------    --------    --------
    Total mortgage repayments and
    other reductions .......................      40,991      32,383      75,904
                                                --------    --------    --------
  At end of period .........................    $226,399    $257,263    $312,006
                                                ========    ========    ========

Commercial Loans (gross):
  At beginning of period ...................      $    -         $61        $928
  Consumer loans originated ................          61       1,035       1,152
  Charge offs ..............................           -           -          25
  Repayments ...............................           -         168         792
                                                --------    --------    --------
  At end of period .........................         $61        $928      $1,263
                                                ========    ========    ========

Consumer Loans (gross):
  At beginning of period ...................     $43,511     $47,387     $56,837
  Consumer loans originated ................      18,413      25,196      32,716
  Consumer loans sold ......................         105         117           -
  Charge-offs ..............................         392          33         183
  Repayments ...............................      14,040      15,596      28,369
                                                --------    --------    --------
  At end of period .........................     $47,387     $56,837     $61,001
                                                ========    ========    ========

Mortgage-backed securities (gross):
  At beginning of period ...................    $126,054    $125,584    $122,850
  Mortgage-backed securities purchased .....      30,020      16,217      34,156
  Mortgage-backed securities sold ..........           -           -           -
  Repayments ...............................      30,490      18,951      31,730
                                                --------    --------    --------
  At end of period .........................    $125,584    $122,850    $125,276
                                                ========    ========    ========
----------
(1)   Includes acquisition, development and land loans.

LOAN MATURITY. The following table sets forth the maturity of the Bank's gross loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on mortgage loans totaled $40.6 million, $31.9 million, and $75.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

                                          One- to four-                                    Consumer-
                                             family       Multi-family                      secured
                                           residential   and commercial                       and
                                            mortgage       real estate    Construction     unsecured       Commercial
                                            loans(1)        loans(1)        Loans (2)        loans          Loans            Total
                                            ----------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Amounts due:
 Within 1 year .....................        $  1,090        $    445        $  5,553        $    161        $  1,263        $  8,512
                                            --------        --------        --------        --------        --------        --------

After 1 year:
 1 to 3 years ......................           2,531           1,099           1,515           1,168               -           6,313
 3 to 5 years ......................           4,309           2,075              15           1,410               -           7,809
 5 to 10 years .....................          25,325          14,840              59             265               -          40,489
 10 to 20 years ....................         102,410          64,410             665             463               -         167,948
 Over 20 years .....................         139,391           2,492           1,316               -               -         143,199
                                            --------        --------        --------        --------        --------        --------

 Total due after 1 year ............         273,966          84,916           3,570           3,306               -         365,758
                                            --------        --------        --------        --------        --------        --------

Total amounts due ..................        $275,056        $ 85,361        $  9,123        $  3,467        $  1,263         374,270
                                            ========        ========        ========        ========        ========

Less:
  Allowance for loan losses ........                                                                                           2,150
  Loans in process .................                                                                                           2,272
  Deferred loan fees and discounts .                                                                                             609
                                                                                                                            --------
  Total ............................                                                                                        $369,239
                                                                                                                            ========

---------------

(1)   Includes equity, second mortgage and home improvement loans.

(2)   Includes acquisition, development and land loans.

The following table sets forth at December 31, 2001, the dollar amount of all mortgage, consumer and construction loans, due after December 31, 2002, which have fixed interest rates or adjustable interest rates:

                                                             Due after December 31, 2002
                                                 ----------------------------------------------
                                                   Fixed         Floating or        Total Due
                                                   Rates      Adjustable Rates   After One Year
                                                 ----------------------------------------------
                                                              (Dollars in thousands)

One- to four-family residential (1) ...........  $270,694         $3,272            $273,966
Construction loans ............................     3,570              -               3,570
Multi-family and commercial real estate (1) ...    82,458          2,458              84,916
Consumer-secured and unsecured
  loans .......................................     2,633            673               3,306
                                                 --------       --------            --------

Totals ........................................  $359,355         $6,403            $365,758
                                                 ========       ========            ========

--------------------

(1)   Includes equity, second mortgage and home improvement loans

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 2001, 97.2% of the gross loan portfolio were fixed-rate loans and 2.8% were ARMs, and were principally originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2001, $326.6 million or 87.3% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $275.1 million were one- to four-family and $51.5 million were multi-family.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 2001, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 6.75% on 15-year loans and 7.00% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2001, $51.5 million or 13.8% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

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

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2001, the Bank's acquisition, development, construction and land loans varied in size from $12,000 to $1.3 million, net of loans in process, and represented 2.3% of total gross loans.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $33.9 million, or 9.1% of the Bank's total gross loan portfolio, at December 31, 2001. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans, passbook loans and educational loans, as well as commercial loans. At December 31, 2001, the balance of such loans was $4.7 million, or 1.3% of the Bank's total gross loan portfolio.

Loan Review. The Bank has outsourced a formalized loan review program, providing for detailed post-closing reviews for loans selected from all categories. After review, reports are made to the mortgage and loan officers and the Board of Directors. Classification determination is presently the responsibility of the Asset Classification Committee. See "- Classification of Assets." The purpose of these procedures is to enhance the Bank's ability to properly document the loans it originates and to improve the performance of such loans.

Lending Authority. The Bank's Executive Committee has the authority to approve loans up to $500,000, with the stipulation that loans approved in excess of $350,000 must be reported at the next Board of Directors meeting. The Bank's Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $150,000.

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments are made on behalf of the borrowers. At December 31, 2001, the Bank was servicing $1.6 million of loans for others.

Loan Origination Fees and Other Fees. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $609,000 in deferred origination fees and discounts at December 31, 2001.

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

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

                                                                            At December 31,
                                                         ------------------------------------------------------
                                                          1997        1998        1999        2000       2001
                                                         ------------------------------------------------------
                                                                         (Dollars in thousands)
One- to four-family residential real
 estate loans (1):
 Non-accrual loans ..................................    $3,254      $2,064      $2,204      $1,723      $1,552
 Accruing loans 90 days overdue .....................     1,645         764         736       1,217         641
                                                         ------      ------      ------      ------      ------
  Total .............................................     4,899       2,828       2,940       2,940       2,193
                                                         ------      ------      ------      ------      ------

Multi-family residential and commercial real
 estate loans (1):
 Non-accrual loans ..................................     1,280         863         834         862         662
 Accruing loans 90 days overdue .....................       255         335         321          28         362
                                                         ------      ------      ------      ------      ------
  Total .............................................     1,535       1,198       1,155         890       1,024
                                                         ------      ------      ------      ------      ------

Construction loans (2):
 Non-accrual loans ..................................       185         185           -           -           -
 Accruing loans 90 days  overdue ....................         -           -           -         114           -
                                                         ------      ------      ------      ------      ------
  Total .............................................       185         185           -         114           -
                                                         ------      ------      ------      ------      ------

Commercial loans:
  Non-accrual loans .................................         -           -           -          25           -
  Accruing loans 90 days overdue ....................         -           -           -           -           -
                                                         ------      ------      ------      ------      ------
   Total ............................................         -           -           -          25           -
                                                         ------      ------      ------      ------      ------

                                         (Table of non-accrual loans, continued)

                                                                           At December 31,
                                                       ------------------------------------------------------
                                                        1997        1998        1999        2000        2001
                                                       ------------------------------------------------------
                                                                        (Dollars in thousands)
Consumer loans:
 Non-accrual loans .................................      323         334          92          93          42
 Accruing loans 90 days overdue ....................        7           9           6          23           1
                                                       ------      ------      ------      ------      ------
  Total ............................................      330         343          98         116          43
                                                       ------      ------      ------      ------      ------
Total non-performing loans:
 Non-accrual loans .................................    5,042       3,446       3,130       2,703       2,256
 Accruing loans 90 days overdue ....................    1,907       1,108       1,063       1,382       1,004
                                                       ------      ------      ------      ------      ------
  Total ............................................   $6,949      $4,554      $4,193      $4,085      $3,260
                                                       ======      ======      ======      ======      ======

  Total foreclosed real estate, net of related
    Reserves .......................................   $1,354      $1,237        $456        $620        $238
                                                       ======      ======        ====        ====        ====

  Total non-performing loans and foreclosed
    real estate to total assets ....................     2.20%       1.40%       1.03%       1.00%       0.65%
                                                       ======      ======        ====        ====        ====

---------------

(1)   Includes equity and second mortgage loans.

(2)   Includes acquisition and development loans.


At December 31, 1999, 2000, and 2001 nonaccrual loans for which interest has been discontinued totaled approximately $3.1 million, $2.7 million and $2.3 million , respectively. During the years ended December 31, 1999, 2000, and 2001, the Bank recognized interest income of approximately $115,000, $71,000, and $88,000 respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $297,000, $270,000 and $230,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 1999, 2000 and 2001, respectively, delinquencies in the Bank's portfolio were as follows:

                                             At December 31, 1999                    At December 31, 2000
                                    --------------------------------------------------------------------------------
                                      60 - 89 Days      90 Days or more       60 - 89 Days       90 Days or more
                                    --------------------------------------------------------------------------------
                                            Principal           Principal           Principal           Principal
                                    Number  Balance     Number  Balance     Number  Balance     Number  Balance
                                    of      of          of      of          of      of          of      of
                                    Loans   Loans       Loans   Loans       Loans   Loans       Loans   Loans
                                    --------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
Delinquent loans ..........           32    $1,835        71    $4,193        26    $1,151        69    $4,085
As a percent of total gross
 loans ....................                   0.67%               1.53%               0.37%               1.30%


                                               At December 31, 2001
                                     --------------------------------------
                                        60 - 89 Days       90 Days or more
                                     --------------------------------------
                                              Principal           Principal
                                      Number  Balance     Number  Balance
                                      of      of          of      of
                                      Loans   Loans       Loans   Loans
                                     --------------------------------------
Delinquent loans ..........           28      $2,291      53      $3,260
As a percent of total gross
 loans ....................                    0.61%               0.87%


As of December 31, 2001, the Bank had 53 loans which were 90 days or more past due totaling $3.3 million. The average balance of such loans was approximately $62,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; 2 of the loans have loan balances greater than $200,000, the largest of which is $224,000. All loans are within the Bank's lending areas.

The Bank's level of non-performing loans 90 days or more delinquent decreased from $4.1 million at December 31, 2000 to $3.3 million at December 31, 2001. The total of such loans in the lower risk one- to four-family residential category decreased to $2.2 million or 67.3% of non-performing loans 90 days or more delinquent at December 31, 2001 when compared with $2.9 million or 70.7% of non-performing loans 90 days or more delinquent at December 31, 2000. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, totaled $1.0 million at both December 31, 2001 and December 31, 2000.

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

Management of the Bank has classified $3.7 million of its assets as substandard and approximately $43,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2001, the allowance for loan losses totaled $2.15 million.

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

During the years ended December 31, 1999, 2000, and 2001 gross charge-offs totaled $604,000, $268,000, and $273,000, respectively.

The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:

                                                 At or for the year ended December 31,
                                         --------------------------------------------------
                                          1997       1998       1999       2000       2001
                                         ------     ------     ------     ------     ------
                                                          (Dollars in thousands)

Balance at beginning of
 period .............................    $2,800     $2,475     $2,300     $2,000     $1,950
Provision for loan losses ...........       586        292        299        208        459
Charge-offs:
 Real estate mortgage loans .........       853        327        212        235         65
 Consumer loans .....................        75        157        392         33        183
 Commercial loans ...................         -          -          -          -         25
 Recoveries .........................        17         17          5         10         14
                                         ------     ------     ------     ------     ------

Net charge-offs .....................       911        467        599        258        259
                                         ------     ------     ------     ------     ------

Balance at end of period ............    $2,475     $2,300     $2,000     $1,950     $2,150
                                         ======     ======     ======     ======     ======

Ratio of net charge offs during the
 period to average loans receivable
  during the period .................       .44%       .21%       .23%       .09%       .08%
Ratio of allowance for loan losses to
  total outstanding loans (gross) at
  the end of period .................      1.14%       .94%       .73%       .62%       .57%
Ratio of allowance for loan losses
  to non-performing loans ...........     36.23%     50.50%     47.62%     47.74%     65.95%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                 At December 31,
                         -----------------------------------------------------------------------------------
                              1997             1998             1999            2000             2001
                        ------------------------------------------------------------------------------------
                             Amount           Amount           Amount          Amount           Amount
                        ------------------------------------------------------------------------------------
                                                                  (In thousands)
Real estate mortgage
loans (1)...............       $2,075           $1,900          $1,800           $1,750           $1,980
Consumer loans..........          400              400             200              200              150
Commercial loans........            -                -               -                -               20
                                 ----             ----            ----             ----             ----

                               $2,475           $2,300          $2,000           $1,950           $2,150
                               ======           ======          ======           ======           ======
  Total allowance.......



---------------

(1)   Includes equity and second mortgages.

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2001 ranging from 5.50% to 10.0%. At December 31, 2001 the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $125.3 million or 23.0% of total assets. The carrying value of such securities amounted to $125.9 million, $123.0 million and $125.6 million at December 31, 1999, 2000 and 2001, respectively, and the fair market value of such securities totaled approximately $123.4 million, $123.5 million and $127.7 million at December 31, 1999, 2000 and 2001, respectively.

The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 2001.


                                 Contractual Maturities Due in Year (s) Ended
                                               December 31,
                      --------------------------------------------------------------------
                        2002-       2004-      2006-      2011-       2021 and     Total
                        2003        2005       2010       2020       Thereafter
                      --------------------------------------------------------------------
                                                   (In thousands)
Mortgage-backed
 securities:
Held to maturity .    $    567    $    855    $ 18,158    $ 85,811    $ 16,802    $122,193
Available for sale           -           -           -       2,225         858       3,083
                      --------    --------    --------    --------    --------    --------
 Total ...........    $    567    $    855    $ 18,158    $ 88,036    $ 17,660    $125,276
                      ========    ========    ========    ========    ========    ========


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

As a member of the FHLB-NY, the Bank is required to maintain liquid assets which meet regulatory "safety and soundness" standards. See "Regulation Federal Home Loan Bank System." The average liquidity for the month of December 2001 was 8.39%.

Investment Portfolio

The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

                                                                 At December 31,
                                         --------------------------------------------------------------
                                                 1999                  2000                  2001
                                         --------------------------------------------------------------
                                         Amortized     Fair    Amortized    Fair     Amortized    Fair
                                            Cost      Value       Cost     Value        Cost      Value
                                         --------------------------------------------------------------
                                                                  (In thousands)

Investments:
 U.S. Government (including federal
  agencies) available for sale and
  held to maturity ..................    $ 7,996    $ 7,586    $ 5,996    $ 5,901    $ 2,000    $ 2,013
 Mutual Funds available for sale ....      1,247      1,231      1,328      1,326      1,398      1,397
 Equity securities available for sale          7        133          7        214          7        265
 FHLB-NY stock ......................      3,243      3,243      3,496      3,496      3,796      3,796
 Subordinated Notes .................          -          -      1,000        985      3,000      3,005
 Trust originated  preferred security          -          -          -          -        500        503
 Net unrealized gain on
  available for sale securities .....        110          -        205          -        260          -
                                         -------    -------    -------    -------    -------    -------

   Total investment securities ......    $12,603    $12,193    $12,032    $11,922    $10,961    $10,979
                                         =======    =======    =======    =======    =======    =======

Other interest-earning assets:
 Overnight deposits .................    $19,200    $19,200    $ 1,700    $ 1,700    $     -    $     -
                                         =======    =======    =======    =======    =======    =======

   Total investment portfolio .......    $31,803    $31,393    $13,732    $13,622    $10,961    $10,979
                                         =======    =======    =======    =======    =======    =======


As of December 31, 2001, the Bank's investment security issued by a U.S. Government agency has a carrying value of $2.0 million, a yield of 6.70% and matures within 10 years.

The Bank has no investments with any one issuer which exceed ten percent of stockholders' equity.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $184,000 at December 31, 2001, as compared to $681,000 at December 31, 2000. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $37.2 million or 9.80% from $379.4 million at December 31, 2000 to $416.6 million at December 31, 2001.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank's deposit accounts at the dates indicated:

                                                                  At December 31,
                           ----------------------------------------------------------------------------------------------
                                        1999                            2000                            2001
                           ----------------------------------------------------------------------------------------------
                                                 Weighted                        Weighted                        Weighted
                                        % of      Average               % of      Average               % of      Average
                                        Total     Nominal               Total     Nominal               Total     Nominal
                           Amount      Deposits    Rate     Amount     Deposits    Rate     Amount     Deposits    Rate
                           ----------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Passbook and club
 Accounts .............    $113,284     31.30%      2.25%  $114,433     30.16%      2.54%  $137,113     32.92%      2.33%
0.00% demand ..........      22,483      6.21       0.00     23,808      6.28       0.00     26,248      6.30       0.00
NOW ...................      25,437      7.03       2.00     26,476      6.98       2.00     32,176      7.72       1.50
Super NOW .............         176       .05       2.00        118       .03       2.00        158       .04       1.50
Money market demand ...      26,131      7.22       3.00     25,682      6.77       3.00     28,293      6.79       2.22
                           --------    ------              --------    ------              --------    ------
  Total passbook, club,
  NOW, and money
  market accounts .....     187,511     51.81       2.05    190,517     50.22       2.21    223,988     53.77       1.92
                           --------    ------              --------    ------              --------    ------

Certificate accounts:
 91-day money market ..       1,482       .41       4.20      2,608       .69       5.43      1,582       .38       2.56
 26-week money market .      31,206      8.62       4.63     27,633      7.28       5.66     29,538      7.09       3.43
 12- to 30-month money
  market ..............      97,695     27.00       5.06    121,516     32.03       6.03    120,569     28.94       4.35
 30- to 48-month money
  market ..............      11,831      3.27       5.60      8,849      2.33       5.68     11,735      2.82       5.26
 IRA and KEOGH ........      27,849      7.69       4.90     27,606      7.27       5.21     28,991      6.96       4.63
 Negotiated rate ......       4,351      1.20       5.53        681       .18       6.39        184       .04       3.80
                           --------    ------              --------    ------              --------    ------

  Total certificates ..     174,414     48.19       5.00    188,893     49.78       5.83    192,599     46.23       4.29
                           --------    ------              --------    ------              --------    ------

  Total deposits ......    $361,925    100.00%      3.47%  $379,410    100.00%      4.01%  $416,587    100.00%      3.02%
                           ========    ======              ========    ======              ========    ======


The following table sets forth the deposit activity of the Bank for the periods indicated:


                                                     Year Ended December 31,
                                                --------------------------------
                                                  1999         2000       2001
                                                --------------------------------
                                                          (In thousands)

Deposits net of ............................     $23,987      $3,724     $22,268
withdrawals
Interest credited ..........................      11,953      13,761      14,909
                                                --------    --------    --------

Net increase in deposits ...................     $35,940     $17,485     $37,177
                                                 =======     =======     =======


The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.

                             At December 31,                       At December 31, 2001,
                  ----------------------------------------------------------------------------------
                                                                       Maturing in
                      1999        2000        2001     One Year      Two        Three    Greater
                                                       or Less      Years       Years   than Three
                  ----------------------------------------------------------------------------------
                                                    (In thousands)

2.99% or less ..      $603        $100     $12,798     $11,204      $1,326        $268         $ -
3.00% to 4.99% .    61,994      15,571     128,536     112,455      13,289       2,045         747
5.00% to 5.99% .   104,076      88,157      39,479      31,176       3,215       3,208       1,880
6.00% to 6.99% .     6,611      84,538      11,757       9,194       1,719         712         132
7.00% to 7.99% .     1,130         527          29           -          29           -           -
Over 8.00% .....         -           -           -           -           -           -           -
                  --------    --------    --------    --------     -------      ------      ------
 Total .........  $174,414    $188,893    $192,599    $164,029     $19,578      $6,233      $2,759
                  ========    ========    ========    ========     =======      ======      ======


At December 31, 2001, the Bank had outstanding $55.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                      Amount
                                                  --------------
                                                  (In thousands)

           Three months or less .........            $17,394
           Over three through six months              11,743
           Over six through twelve months             18,467
           Over twelve months ...........              8,231
                                                     -------

              Total .....................            $55,835
                                                     =======


Borrowings. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank's unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2001, outstanding advances from the FHLB-NY amounted to $67.3 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, at the dates indicated:

                                                    At December 31,
                                       -----------------------------------------
                                        1999             2000              2001
                                       -----------------------------------------
                                                    (In thousands)

       Maturity
-----------------------------
        6.03% due 2000 ......          $10,000            $   -            $   -
        5.10% due 2001 ......              243              243                -
        6.51% due 2002 ......            5,000            5,000            5,000
        4.00% due 2002 ......                -                -            3,000
        5.36% due 2003 ......           15,340           15,340           15,340
        7.15% due 2003 ......                -            5,000            5,000
        4.65% due 2003 ......                -                -            7,000
        4.04% due 2004 ......                -                -            5,000
        4.54% due 2005 ......                -                -            5,000
        4.84% due 2006 ......                -                -            5,000
        4.85% due 2008 ......                -                -            7,000
        6.19% due 2010 ......                -           10,000           10,000
                                       -------          -------          -------

          Total advances from
            the FHLB-NY .....          $30,583          $35,583          $67,340
                                       =======          =======          =======


The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 2001 amounted to $178,000.

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") to invest an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2001, Pamrapo had $1.9 million, or 0.4% of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

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

A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2001, approximately 97.2% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

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

                                                                       Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                  1999                            2000                             2001
                                   -------------------------------------------------------------------------------------------------
                                   Average                 Yield/   Average                 Yield/   Average                 Yield/
                                   Balance      Interest   Cost     Balance      Interest   Cost     Balance     Interest    Cost
                                   -------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-earning assets:
 Loans (1) ....................    $257,434     $21,453    8.33%    $284,591     $23,540    8.27%    $340,340     $27,480    8.07%
 Mortgage-backed securities ...     127,864       8,251    6.45      125,750       8,114    6.45      121,596       7,925    6.52
 Investments ..................       7,427         494    6.65        9,387         729    7.77        8,840         597    6.75
 Other interest-earning assets       18,491       1,055    5.71       13,190         780    5.91       11,841         623    5.26
                                   --------     -------             --------    --------             --------    --------

  Total interest-earning assets    $411,216     $31,253    7.60%    $432,918     $33,163    7.66%    $482,617     $36,625    7.59%
                                   --------     -------             --------    --------             --------    --------

Non-interest-earning assets ...      21,486                           23,279                           23,164
                                   --------                         --------                         --------

  Total assets (1) ............    $432,702                         $456,197                         $505,781
                                   ========                         ========                         ========

Interest-bearing liabilities:
 Passbook and club account ....    $113,365      $2,535    2.24%    $113,381      $2,629    2.32%    $128,648      $3,281    2.55%
 NOW and money market accounts       48,858       1,140    2.33       51,791       1,225    2.37       57,742       1,148    1.99
 Certificates of Deposits .....     164,290       8,278    5.04      180,892       9,907    5.48      195,106      10,481    5.37
 Advances and other borrowings       28,843       1,689    5.86       29,578       1,737    5.87       45,548       2,635    5.79
                                   --------     -------             --------    --------             --------    --------

  Total interest-bearing
   liabilities ................    $355,356     $13,642    3.84%    $375,642     $15,498    4.13%    $427,044     $17,545    4.11%
                                   --------     -------             --------    --------             --------    --------

Non-interest-bearing liabilities:
 Non-interest-bearing demand
  accounts ....................     $20,503                          $23,519                          $21,604
 Other ........................       7,994                            8,263                           10,376
                                   --------                         --------                         --------

  Total non-interest-bearing
   liabilities ................      28,497                           31,782                           31,980
                                   --------                         --------                         --------

  Total liabilities ...........     383,853                          407,424                          459,024
                                   --------                         --------                         --------

Stockholders' equity ..........      48,849                           46,773                           46,757
                                   --------                         --------                         --------

  Total liabilities and
   stockholders' equity .......    $432,702                         $454,197                         $505,781
                                   ========                         ========                         ========

Net interest income/interest
 rate spread ..................                 $17,611    3.76%                 $17,665    3.53%                 $19,080    3.48%
                                                =======    ====                 ========    ====                 ========    ====

Net interest-earning assets/net
 yield on Interest- earning assets  $55,860                4.28%     $57,276                4.08%     $55,573                3.95%
                                    =======                ====      =======                ====     ========                ====


Ratio of average interest-earning
  assets to  Average
  interest-bearing liabilities                   1.16x                            1.15x                            1.13x
                                                 ====                             ====                             ====

---------------

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $137.1 million at December 31, 2001, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $28.3 million at December 31, 2001, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the
cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $58.6 million at December 31, 2001, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and
100.00% on the cumulative declining balance of such accounts during the periods shown.

                                                                    More than     More than       More than      More than
                                                      1 Year        1 Year to     3 Years to      5 Years to    10 Years to
                                                      or Less        3 Years       5 Years         10 Years      20 Years
                                                     -----------------------------------------------------------------------
                                                                                                (In thousands)
Interest-earning Assets:
 Loans ..........................................       $8,512         $6,313         $7,809        $40,489       $167,948
 Mortgage-backed securities (1) .................            8          1,344            268         17,961        101,417
 Investments (1) ................................        1,405              -          1,000          4,000            500
 Other interest-earning assets (2) ..............        3,796              -              -              -              -
                                                     ---------      ---------      ---------      ---------      ---------

  Total interest-earning assets .................       13,721          7,657          9,077         62,450        269,865
                                                     ---------      ---------      ---------      ---------      ---------

Interest-bearing Liabilities:
 NOW and Super NOW accounts (3) .................       21,675         19,841          5,309          7,127          3,911
 Money market accounts ..........................       22,351          3,113          1,482          1,136            206
 Passbook and club accounts .....................       23,309         35,404         23,081         29,297         20,263
 Certificate accounts ...........................      164,029         25,811          2,759              -              -
 Advances and other borrowings ..................        8,000         32,340         10,000         17,178              -
                                                     ---------      ---------      ---------      ---------      ---------

 Total interest-bearing  liabilities ............      239,364        116,509         42,631         54,738         24,380
                                                     ---------      ---------      ---------      ---------      ---------

Interest sensitivity gap per period .............    $(225,643)     $(108,852)      $(33,554)        $7,712       $245,485
                                                     =========      =========      =========      =========      =========

Cumulative interest sensitivity gap .............    $(225,643)     $(334,495)     $(368,049)     $(360,337)     $(114,852)
                                                     =========      =========      =========      =========      =========

Cumulative gap as a percent of
 total assets ...................................       (41.81)%       (61.98)%       (68.20)%       (66.77)%       (21.28)%
                                                     =========      =========      =========      =========      =========

Cumulative interest-sensitive assets
 as a percent of interest-sensitive
 liabilities ....................................         5.73%          6.01%          7.64%         20.50%        75.95%
                                                     =========      =========      =========      =========      =========

                                                      More than
                                                      20 Years       Total
                                                     -----------------------
                                                          (In thousands)
Interest-earning Assets:
 Loans ..........................................     $143,199      $374,270
 Mortgage-backed securities (1) .................        4,278       125,276
 Investments (1) ................................            -         6,905
 Other interest-earning assets (2) ..............            -         3,796
                                                     ---------     ---------

  Total interest-earning assets .................      147,477       510,247
                                                     ---------     ---------

Interest-bearing Liabilities:
 NOW and Super NOW accounts (3) .................          719        58,582
 Money market accounts ..........................            5        28,293
 Passbook and club accounts .....................        5,759       137,113
 Certificate accounts ...........................            -       192,599
 Advances and other borrowings ..................            -        67,518
                                                     ---------     ---------

 Total interest-bearing  liabilities ............        6,483       484,105
                                                     ---------     ---------

Interest sensitivity gap per period .............     $140,994
                                                     =========

Cumulative interest sensitivity gap .............      $26,142
                                                     =========

Cumulative gap as a percent of
 total assets ...................................      4.84%
                                                     =========

Cumulative interest-sensitive assets
 as a percent of interest-sensitive
 liabilities ....................................    105.40%
                                                     =========

---------------

(1)   Includes available for sale securities.

(2)   Includes FHLB-NY stock which has no stated maturity.

(3)   Includes non-interest bearing demand accounts.


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

                                                         Year Ended December 31,
                                  --------------------------------------------------------------------
                                           2000 v. 1999                        2001 v. 2000
                                  -------------------------------     --------------------------------
                                        Increase (decrease)                 Increase (decrease)
                                              due to                              due to
                                  -------------------------------     --------------------------------
                                   Volume      Rate         Net       Volume       Rate          Net
                                  --------    -------     -------     -------     -------      -------
                                                                  (In thousands)
Interest income:
  Loans ......................     $2,243       $(156)     $2,087      $4,621       $(681)     $3,940
  Mortgaged-backed securities        (137)          -        (137)       (274)         85        (189)
  Investments ................        143          92         235         (42)        (90)       (132)
  Other interest-earning
   assets ....................       (475)        200        (275)        (80)        (77)       (157)
                                  -------     -------     -------     -------     -------     -------
     Total interest income ...      1,774         136       1,910       4,225        (763)      3,462
                                  -------     -------     -------     -------     -------     -------

Interest expense:
  Passbook and club accounts .          -          94          94         356         296         652
  NOW and money market accounts        66          19          85         142        (219)        (77)
  Certificates of deposit ....        874         755       1,629         789        (215)        574
  Advance and other borrowings         45           3          48         934         (36)        898
                                  -------     -------     -------     -------     -------     -------

     Total interest expense ..        985         871       1,856       2,221        (174)      2,047
                                  -------     -------     -------     -------     -------     -------

Net change in net interest ...       $789       $(735)        $54      $2,004       $(589)     $1,415
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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's total assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2001, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2001.


                     Actual     Required    Excess      Actual     Required
                     Amount      Amount     Amount      Percent    Percent
                  ------------------------------------------------------------
                                    (Dollars in thousands)
Tangible             $38,993     $8,058      $30,935     7.26%      1.50%
Core (Leverage)       38,993      21,489      17,504     7.26%      4.00%
Risk-based            41,100      22,789      18,311    14.43%      8.00%


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

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for SAIF members and Bank Insurance Fund ("BIF" - the deposit insurance fund that covers most commercial bank deposits) members approximated one basis point. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

The Bank's assessment rate for the year ended December 31, 2001 was zero basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $74,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Thrift Rechartering Legislation. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2001, the Bank's limit on loans to one borrower was $6.2 million. At December 31, 2001, the Bank's largest aggregate outstanding balance of loans to one borrower was $4.1 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2001, the Bank maintained 90.74% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2001, the Bank was classified as a Tier 1 Bank.

Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for "expedited treatment" for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution "maintain sufficient liquidity to ensure its safe and sound operation." The Bank's average liquidity ratio for the month of December, 2001 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 8.93%, and in the opinion of management meets current requirements for Bank's safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $99,000.

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

Standards for Safeguarding Customer Information. In 1999 the President signed the Gramm-Leach-Bliley Act was into law. Section 501 of the Act requires that bank regulatory agencies establish appropriate standards for financial institutions relating to the administrative, technical, and physical safeguards for customer records and information. Accordingly, the OTS, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published Interagency Guidelines for Safeguarding Customer Information in February of 2001. The Customer Information Guidelines require the Bank to adopt a comprehensive written information security program that is designed to protect against unauthorized access to or use of customers' nonpublic personal information. All elements of the security program must be coordinated among all parts of the bank. The Board of Directors of the Bank must approve the written information security program and oversee its the development, implementation and maintenance. The Bank must identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer information systems, assess the likelihood and potential damage of these threats (taking into consideration the sensitivity of customer information), and assess the sufficiency of policies, procedures, customer information systems, and other arrangements in place to control risks. In order to manage and control any risk, the Bank should design its information security program to control the identified risks, commensurate with the sensitivity of the information as well as the complexity and scope of the bank's activities and adopt such measures listed in the Guidelines regarding access, controls, encryption and other procedures that the bank concludes are appropriate. In addition, Banks are required to exercise due diligence in selecting service providers having access to customer information, require such service providers by contract to implement appropriate measures designed to meet the objectives of the Guidelines, and monitor such service providers to confirm that they have satisfied their obligations under the contract. The Bank must report to its board at least annually describing the overall status of the information security program and the Bank's compliance with the Guidelines.

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


                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 2001 taxable year, the Bank is subject to a maximum federal income tax rate of 34.0%.

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

State and Local Taxation

New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institutions Tax Act. The tax is an annual privilege tax imposed at a rate of 3% of the net income of the Bank has reported for federal income tax purposes with certain modifications. The Company is taxed under the New Jersey Corporation Business Tax Act. If it meets certain tests, the Company would be taxed as an investment company at an effective annual rate of approximately 2.25% of New Jersey taxable income. If it fails to meet such test, it will be taxed at an annual rate of approximately 9% of New Jersey taxable income. The Company filed an annual report with the State of New Jersey. The Bank's subsidiary, Pamrapo Service Corporation, which is taxed at an annual rate of 9%, files its own tax return.

Personnel

As of December 31, 2001, the Bank had 96 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 2.  Properties.

The Bank conducts its business through eleven branch offices and one administrative office. Five offices have drive-up facilities. The Bank has automatic teller machines at ten of its eleven branch facilities. The following table sets forth information relating to each of the Bank's offices as of December 31, 2001. The total net book value of the Bank's premises and equipment at December 31, 2001 was $4.8 million.


                                               Year            Net
              Location                    Office Opened     Book Value
-------------------------------------     -------------   -------------
                                                           (In thousands)

Executive Office
   591 Avenue C
   Bayonne, New Jersey..............            1985         $ 458
Branch Offices
   611 Avenue C
   Bayonne, New Jersey..............            1984           695
   155 Broadway
   Bayonne, New Jersey..............            1973           117
   175 Broadway
   Bayonne, New Jersey..............            1985            --(1)
   861 Broadway
   Bayonne, New Jersey..............            1962           135
   987 Broadway
   Bayonne, New Jersey..............            1977           267
   1475 Bergen Boulevard
   Fort Lee, New Jersey.............            1990            --(2)
   544 Broadway
   Bayonne, New Jersey..............            1995            --(2)
   1930 Route 88
   Brick, New Jersey................            1996            --(2)
   401 Washington Street
   Hoboken, New Jersey..............            1990           296(2)
   2518 Old Hooper Avenue
   Brick, New Jersey................            1998           244(2)
   473 Spotswood-Englishtown Road
   Monroe, New Jersey...............            1998           477(2)
   595-597 Avenue C
   Bayonne, New Jersey..............            2000         1,370
                                                          --------

   Net book value of properties.....                         4,059
   Furnishings and equipment (3)....                           772
                                                          --------

     Total premises and equipment...                        $4,831
                                                          ========


(1) The net book value of the property is included in investment in real estate.

(2)  Leased Property.

(3)  Includes off-site ATMs.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 2001 Annual Report to Stockholders on page 45 and is incorporated herein by reference.

Item 6.  Selected Financial Data.

The selected financial data appears under Selected Consolidated Financial Condition and Other Data of the Company in the Registrant's 2001 Annual Report to Stockholders on pages 43 and 44 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2001 Annual Report to Stockholders on pages 11 through 16 and is incorporated herein by reference.

Item 8.  Consolidated Financial Statements and Supplementary Data.

The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 2001 Annual Report to Stockholders on pages 17 through 41 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 at pages 4 through 6.


Item 11.  Executive Compensation.

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 at pages 13 through 16.


Item 12.  Security Ownership of Certain Beneficial Owners.

The information relating to security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 at page 3.

Item 13.  Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 at page 16.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                               Page
                                                                               ----
(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 2001 Annual
         Report to Stockholders.

             Consolidated Statements of Financial Condition as of
                    December 31, 2000 and 2001..............................    17

             Consolidated Statements of Income for the Years Ended
                    December 31, 1999, 2000 and 2001........................    18

             Consolidated Statements of Comprehensive Income for
                    the Years Ended December 31, 1999, 2000 and 2001........    19

             Consolidated Statements of Changes in Stockholders' Equity
                    for the Years Ended December 31, 1999, 2000 and 2001....    20

             Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1999, 2000 and 2001..................    21

             Notes to Consolidated Financial Statements.....................    23

             Independent Auditors' Report...................................    41


The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)      Exhibits

         (a) The following exhibits are filed as part of this report.

3.1 Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.*
3.2      Bylaws of Pamrapo Bancorp, Inc.*
4.0      Stock Certificate of Pamrapo Bancorp, Inc.**
10.1     Employment Agreement between the Bank and William J. Campbell.**
10.2     Employment Agreement between the Company and William J. Campbell.**
10.3     Special Termination Agreement (Hughes)***
10.5     Special Termination Agreement (Russo).**
10.6     Change of Control Agreement (Walter) (filed herewith)
10.7     Management Recognition and Retention Plan and Trust.**
10.11    Board of Directors' Compensation and Trust Agreement.**
11.0     Computation of earnings per share (filed herewith).
13.0     Portions of the 2001 Annual Report to Stockholders (filed herewith).
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
23.0     Consent of Auditors (filed herewith).
99.0     Proxy Statement.****

----------
* Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001, SEC file No. 000-18014.

** Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

*** Incorporated herein by reference to the Form 10-Q, Quarterly Report, filed on May 6, 1997, Registration No. 000-18014.

****     Incorporated herein by reference to the DEF14A Proxy Statement filed on March 26, 2002, SEC file no. 000-18014.



     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the 2001 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PAMRAPO BANCORP, INC.


                                             By: /s/ William J. Campbell
                                                 ----------------------------
                                                 William J. Campbell
                                                 President

DATED: March 27, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                            Title                             Date
----                            -----                             ----

/s/ William J. Campbell         President, Chief Executive        March 27, 2002
---------------------------     Officer and Director
William J. Campbell             (Principal Executive Officer)


/s/ Kenneth D. Walter           Treasurer/Chief Financial         March 27, 2002
---------------------------     Officer (Principal Financial
Kenneth D. Walter               and Accounting Officer)


/s/ Daniel J. Massrelli         Chairman of the Board and         March 27, 2002
---------------------------     Director
Daniel J. Massarelli


/s/ John A. Morecraft           Vice Chairman of the Board        March 27, 2002
---------------------------     and Director
John A. Morecraft


/s/ James J. Kennedy            Director                          March 27, 2002
---------------------------
James J. Kennedy


/s/ Dr. Jaime Portela           Director                          March 27, 2002
---------------------------
Dr. Jaime Portela


/s/ Francis J. O'Donnell        Director                          March 27, 2002
---------------------------
Francis J. O'Donnell