Form 10-Q
period 2002-03-31
PAMRAPO BANCORP INC
filed 2002-05-02
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

(Mark One)

---------
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


For the quarterly period ended                       March 31, 2002
                                      ------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the transition period from           to
                                --------    ------------------------------------


                         Commission File Number 0-18014
                                                -------


                              PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                      22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


   611 Avenue C, Bayonne, New Jersey                       07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including
area code                                              201-339-4600
                                           -------------------------------------


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2002.
                                         ---------------

              $.01 par value common stock - 2,567,293 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                              Page
PART I - FINANCIAL INFORMATION                                               Number
                                                                          ------------
  Item 1:  Financial Statements

           Consolidated Statements of Financial Condition
            at March 31, 2002 and December 31, 2001 (Unaudited)                 1

           Consolidated Statements of Income for the
            Three Months Ended March 31, 2002 and 2001 (Unaudited)              2

           Consolidated Statements of Comprehensive Income for the
            Three Months Ended March 31, 2002 and 2001 (Unaudited)              3

           Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2002 and 2001 (Unaudited)           4 - 5

           Notes to Consolidated Financial Statements                           6


  Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     7 - 10

  Item 3:  Quantitative and Qualitative Disclosure About Market Risk         11 - 12


PART II - OTHER INFORMATION                                                  13 - 14




SIGNATURES                                                                     15

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                  (Unaudited)




                                                                                   March 31,           December 31,
ASSETS                                                                               2002                 2001
------                                                                          ---------------      ---------------


Cash and amounts due from depository institutions                                 $ 15,064,960         $ 22,688,885
Securities available for sale                                                        5,091,466            5,304,032
Investment securities held to maturity;
  estimated fair value of $3,037,000 (2002)
  and $5,017,000 (2001)                                                              3,000,000            5,000,000
Mortgage-backed securities held to maturity; estimated
  fair value of $124,081,000 (2002) and $124,578,000 (2001)                        122,376,851          122,417,611
Loans receivable                                                                   388,793,557          369,238,574
Foreclosed real estate                                                                 238,141              238,141
Investment in real estate                                                              223,685              227,033
Premises and equipment                                                               4,701,112            4,830,735
Federal Home Loan Bank stock, at cost                                                4,403,400            3,796,100
Interest receivable                                                                  3,018,606            2,944,226
Other assets                                                                         3,589,937            2,953,505
                                                                                  ------------         ------------
         Total assets                                                             $550,501,715         $539,638,842
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                    $419,128,097         $416,586,795
      Advances from Federal Home Loan Bank of New York                              72,340,000           67,340,000
      Other borrowed money                                                             171,139              178,176
      Advance payments by borrowers for taxes and insurance                          3,666,785            3,516,532
      Other liabilities                                                              6,953,037            4,494,164
                                                                                  ------------         ------------
         Total liabilities                                                         502,259,058          492,115,667
                                                                                  ============         ============

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
        issued and outstanding - none                                                        -                    -
      Common stock; par value $.01; authorized 7,000,000 shares;
        3,450,000 shares issued; 2,567,293 shares and 2,577,293
        shares, respectively, outstanding                                               34,500               34,500
      Paid-in capital in excess of par value                                        18,906,768           18,906,768
      Retained earnings - substantially restricted                                  48,585,786           47,621,056
      Accumulated other comprehensive income -
        Unrealized gain on securities available for sale, net                          219,736              195,784
      Treasury stock, at cost; 882,707 shares and 872,707
        shares, respectively                                                       (19,504,133)         (19,234,933)
                                                                                  ------------         ------------
         Total stockholders' equity                                                 48,242,657           47,523,175
                                                                                  ------------         ------------
         Total liabilities and stockholders' equity                               $550,501,715         $539,638,842
                                                                                  ============         ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)




                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   ------------------------------
                                                                                       2002              2001
                                                                                   -------------   --------------

Interest income:
      Loans                                                                         $7,364,105         $6,447,933
      Mortgage-backed securities                                                     2,060,444          1,987,343
      Investments and other interest-earning assets                                    178,929            341,329
                                                                                    ----------         ----------

         Total interest income                                                       9,603,478          8,776,605
                                                                                    ----------         ----------
Interest expense:
      Deposits                                                                       3,001,272          3,945,571
      Advances and other borrowed money                                                916,077            515,114
                                                                                    ----------         ----------

         Total interest expense                                                      3,917,349          4,460,685
                                                                                    ----------         ----------

Net interest income                                                                  5,686,129          4,315,920
Provision for loan losses                                                              210,000             60,000
                                                                                    ----------         ----------

Net interest income after provision for loan losses                                  5,476,129          4,255,920
                                                                                    ----------         ----------

Non-interest income:
      Fees and service charges                                                         342,345            264,470
      Miscellaneous                                                                    188,057            178,132
                                                                                    ----------         ----------

         Total non-interest income                                                     530,402            442,602
                                                                                    ----------         ----------

Non-interest expenses:
      Salaries and employee benefits                                                 1,686,764          1,661,886
      Net occupancy expense of premises                                                268,515            327,198
      Equipment                                                                        284,789            299,525
      Advertising                                                                       38,313             45,307
      Federal insurance premium                                                         18,484             18,484
      Miscellaneous                                                                    669,265            693,950
                                                                                    ----------         ----------

         Total non-interest expenses                                                 2,966,130          3,046,350
                                                                                    ----------         ----------

Income before income taxes                                                           3,040,401          1,652,172
Income taxes                                                                         1,109,185            608,528
                                                                                    ----------         ----------

Net income                                                                          $1,931,216         $1,043,644
                                                                                    ----------         ----------
Net income per common share:
      Basic/diluted                                                                 $     0.75             $ 0.40
                                                                                    ----------         ----------

Dividends per common share                                                          $    0.375            $ 0.360
                                                                                    ----------         ----------

Weighted average number of common shares
 and common stock equivalents outstanding:
      Basic/diluted                                                                  2,575,849          2,587,848

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)


                                                                Three Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                                2002              2001
                                                            -----------       -----------



Net income                                                   $1,931,216        $1,043,644
                                                             ----------        ----------

Other comprehensive income, net of income taxes:
     Gross unrealized holding gain on securities
       available for sale                                        37,352            67,618
     Deferred income taxes                                      (13,400)          (24,400)
                                                             ----------        ----------

     Other comprehensive income                                  23,952            43,218
                                                             ----------        ----------

Comprehensive income                                         $1,955,168        $1,086,862
                                                             ==========        ==========

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)




                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                        --------------------------------
                                                                                             2002               2001
                                                                                        -------------       ------------

Cash flows from operating activities:
     Net income                                                                           $ 1,931,216         $1,043,644
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment
          and investment in real estate                                                       147,283            143,045
        Amortization of premiums and discounts, net                                            17,436             44,529
        Accretion of deferred loan fees, net                                                  (64,510)           (44,471)
        Provision for loan losses                                                             210,000             60,000
        (Gain) on sales of foreclosed real estate                                                   -             (9,110)
        (Increase) in interest receivable                                                     (74,380)           (88,415)
        (Increase) in other assets                                                           (649,832)          (504,125)
        Increase in other liabilities                                                       2,458,873            141,201
                                                                                        -------------       ------------

            Net cash provided by operating activities                                       3,976,086            786,298
                                                                                        -------------       ------------

Cash flow from investing activities:
     Principal repayments on securities available for sale                                    258,167            191,370
     Purchases of securities available for sale                                               (11,438)           (20,811)
     Purchases of investment securities held to maturity                                            -         (2,000,000)
     Proceeds from calls of investment securities held to maturity                          2,000,000          2,000,000
     Principal repayments on mortgage-backed securities held
       to maturity                                                                         10,910,007          4,805,364
     Purchases of mortgage-backed securities held to maturity                             (10,883,494)                 -
     Net change in loans receivable                                                       (19,700,473)        (5,741,207)
     Proceeds from sales of foreclosed real estate                                                  -            172,374
     Additions to premises and equipment and investment in real estate                        (14,312)          (140,725)
     Purchase of Federal Home Loan Bank of New York stock                                    (607,300)          (299,900)
                                                                                        -------------       ------------

            Net cash (used in) investing activities                                       (18,048,843)        (1,033,535)
                                                                                        -------------       ------------


See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         --------------------------------
                                                                                             2002                2001
                                                                                         --------------     -------------


Cash flows from financing activities:
     Net increase in deposits                                                              $ 2,541,302         $19,109,779
     Net increase in advances from Federal Home Loan Bank
       of New York                                                                           5,000,000                   -
     Net (decrease) in other borrowed money                                                     (7,037)             (6,498)
     Net increase in payments by borrowers for
       taxes and insurance                                                                     150,253             166,550
     Cash dividends paid                                                                      (966,486)           (927,985)
     Purchase of treasury stock                                                               (269,200)           (405,000)
                                                                                           -----------         -----------

            Net cash provided by financing activities                                        6,448,832          17,936,846
                                                                                           -----------         -----------


Net (decrease) increase in cash and cash equivalents                                        (7,623,925)         17,689,609
Cash and cash equivalents - beginning                                                       22,688,885          14,253,854
                                                                                           -----------         -----------


Cash and cash equivalents - ending                                                         $15,064,960         $31,943,463
                                                                                           ===========         ===========



Supplemental information:
     Transfer of loans receivable to foreclosed real estate                                $         -         $    33,264
                                                                                           ===========         ===========


     Cash paid during the period for:
        Income taxes                                                                       $         -         $         -
                                                                                           ===========         ===========


        Interest on deposits and borrowings                                                $ 3,991,567         $ 4,377,544
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

2.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.   NET INCOME PER COMMON SHARE
     ---------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either
March 31, 2002 or 2001, or during the three months then ended.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Changes in Financial Condition

The Company's assets at March 31, 2002 totalled $550.5 million, which represents an increase of $10.9 million or 2.0% as compared with $539.6 million at December 31, 2001.

Securities available for sale at March 31, 2002, decreased $213,000 or 4.0% to $5.1 million when compared with $5.3 million at December 31, 2001. The decrease during the three months ended March 31, 2002, resulted primarily from repayments on securities available for sale of $258,000, sufficient to offset an increase in net unrealized gain of $37,000 and purchases of $11,000.

Investment securities held to maturity at March 31, 2001 decreased $2.0 million or 40.0% to $3.0 million when compared with $5.0 million at December 31, 2001, due to $2.0 million of securities called. Mortgage-backed securities held to maturity remained unchanged at $122.4 million at March 31, 2002 and December 31, 2001. During the three months ended March 31, 2002, principal repayments and purchases both amounted to $10.9 million.

Net loans amounted to $388.8 million at March 31, 2002, as compared to $369.2 million at December 31, 2001, which represents an increase of $19.6 million or 5.3%. The increase during the three months ended March 31, 2002 resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate remained unchanged at $238,000 at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, foreclosed real estate consisted of two properties, one of which with a book value of $83,000 is under contract for sale.

Total deposits at March 31, 2002 totalled $419.1 million as compared with $416.6 million at December 31, 2001, representing an increase of $2.5 million or 0.6%.

Advances from the Federal Home Loan Bank ("FHLB") increased $5.0 million or 7.4% to $72.3 million at March 31, 2002, when compared to $67.3 million at December 31, 2001.

Stockholders' equity totalled $48.2 million and $47.5 million at March 31, 2002, and December 31, 2001, respectively. The increase of $720,000 was primarily the result of the net income for three months ended March 31, 2002, of $1.9 million, partially offset by the company's repurchase of 10,000 shares of its common stock at an aggregate cost of $269,000, along with cash dividends paid of $966,000.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
2001

Net income increased $887,000 or 85.0% to $1.9 million for the three months ended March 31, 2002, compared with $1.0 million for the same 2001 period. The increase in net income during the 2002 period resulted from increases in total interest income and non-interest income along with decreases in interest expense and non-interest expenses which were partially offset by increases in provision for loan losses and income taxes.

Interest income on loans increased by $916,000 or 14.2% to $7.4 million during the three months ended March 31, 2002, when compared with $6.4 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $68.3 million or 21.9% in the average balance of loans outstanding, which was sufficient to offset a fifty-two basis point decrease in the yield earned on the loan portfolio. Interest on

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001 (Cont'd.)

mortgage-backed securities increased $73,000 or 3.7% to $2.1 million during the three months ended March 31, 2002, when compared with $2.0 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $9.0 million or 7.4% in the average balance of mortgage-backed securities outstanding, which was sufficient to offset a decrease of twenty-three basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $162,000 or 47.5% to $179,000 during the three months ended March 31, 2002, when compared to $341,000 during the same 2001 period primarily due to a decrease of $5.5 million or 26.7% in the average balance of such assets outstanding along with a decrease of 187 basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $945,000 or 23.9% to $3.0 million during the three months ended March 31, 2002, when compared to $3.9 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 126 basis points in the cost of interest-bearing deposits, which was sufficient to offset an increase of $26.4 million or 7.3% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $401,000 or 77.9% to $916,000 during the three months ended March 31, 2002, when compared with $515,000 during the same 2001 period, primarily due to an increase of $35.0 million or 97.9% in the average balance of advances outstanding from the FHLB, partially offset by a fifty-nine basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $1.4 million or 31.7% during the three months ended March 31, 2002 when compared with the same 2001 period. Such increase was due to an increase in total interest income of $826,000, along with a decrease in total interest expense of $544,000. The Bank's net interest rate spread increased to 3.92% in 2002 from 3.27% in 2001. The increase in the interest rate spread resulted from a decrease of 107 basis points in the cost of interest-bearing liabilities sufficient to offset a forty-two basis point decrease in the yield earned on interest-earning assets.

During the three months ended March 31, 2002 and 2001, the Bank provided $210,000 and $60,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2002 and 2001, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $3.5 million or 0.64% of total assets and $4.2 million or 0.85% of total assets, respectively. At March 31, 2002, $1.1 million of non-performing loans were accruing interest and $2.4 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2002 and 2001, the Bank charged off loans aggregating $63,000 and $93,000, respectively. The allowance for loan losses amounted to $2.3 million at March 31, 2002, representing 0.58% of total loans and 65.71% of loans delinquent ninety days or more, and $1.9 million at March 31, 2001, representing 0.60% of total loans and 45.24% of loans delinquent ninety days or more.

Non-interest income increased $88,000 or 19.8% to $530,000 during the three months ended March 31, 2002, from $443,000 during the same 2001 period. The increase resulted from increases in fees and service charges of $78,000 and miscellaneous income of $10,000.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001 (Cont'd.)

Non-interest expenses decreased by $80,000 or 2.63% to $2.966 million during the three months ended March 31, 2002, when compared with $3.046 million during the same 2001 period. Occupancy, equipment, advertising and miscellaneous expenses decreased $58,000, $15,000, $7,000 and $25,000, respectively, which was sufficient to offset an increase in salaries and employee benefits of $25,000 during the 2002 period when compared with the same 2001 period.

Income taxes totalled $1.l million and $609,000 during the three months ended March 31, 2002 and 2001, respectively. The increase during the 2002 period resulted from an increase in pre-tax income.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the "OTS") regulations to maintain sufficient liquidity to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 5.83% during the month of March 2002. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2002 and 2001. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2002 and 2001, amounted to $966,000 and $928,000, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $388.8 million and $369.2 million at March 31, 2002, and December 31, 2001, respectively. Securities available for sale totalled $5.1 million and $5.3 million at March 31, 2002 and December 31, 2001, respectively. Mortgage-backed securities held to maturity totalled $122.4 million both at March 31, 2002, and December 31, 2001. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2002, advances from the FHLB amounted to $72.3 million.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources  (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2002, the Bank has outstanding commitments to originate loans of $13.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002, totalled $164.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank's capital position at March 31, 2002, as compared to the minimum regulatory capital requirements (in thousands):

                                                                                                           To Be Well
                                                                                                          Capitalized
                                                                                                          Under Prompt
                                                                          Minimum Capital                  Corrective
                                                 Actual                     Requirements               Actions Provisions
                                      ----------------------------  ----------------------------  ----------------------------
                                          Amount         Ratio          Amount         Ratio          Amount         Ratio
                                      -------------  -------------  -------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)              $43,196        14.77%        $23,399          8.00%         $29,248         10.00%

Tier 1 Capital
  (to risk-weighted assets)               40,926        13.99%           -               -            17,549          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)              40,926         7.47%         21,915          4.00%          27,394          5.00%

Tangible Capital
  (to adjusted total assets)              40,926         7.47%          8,218          1.50%             -              -


Forward-Looking Statement

This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services or competition, changes in the quality or composition of loan and investment portfolios of Pamrapo Savings Bank, SLA, the Company's wholly-owned subsidiary, (the "Bank"), changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's other filings with the Securities and Exchange Commission.

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 2001, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

                                                                            NPV as
                                                                    Percent of Portfolio
Change in                   Net Portfolio Value                        Value of Assets
Interest Rates        ---------------------------------------  -------------------------------
In Basis Points                       Dollar       Percent         NPV           Change In
(Rate Shock)            Amount        Change       Change         Ratio         Basis Points
--------------------  ------------ ------------- ------------  ------------    ---------------
                                              (Dollars in Thousands)
        300             $32,431      $(46,165)      (59)           6.14%            (741)
        200              47,211       (31,385)      (40)           8.66             (489)
        100              62,885       (15,710)      (20)          11.18             (237)
      Static             78,596           -         -             13.55              -
       -100              88,804        10,208        13           14.98              143

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

                              PAMRAPO BANCORP, INC.

                                     PART II

ITEM 1. Legal Proceedings
        -----------------

        Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.


ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        Not applicable.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.


ITEM 5. Other Information
        -----------------

        Sale of Branches

        On April 18, 2002, the Bank entered into an agreement to sell deposits, furniture, fixtures and leasehold improvements at its two Brick, New Jersey branch offices (the "Branches") to another financial institution (the "Purchaser"). The amount to be paid by the Bank to the Purchaser in consideration of the assumption by the Purchaser of the deposit liabilities shall equal the outstanding balances and accrued interest on the deposit liabilities as of the close of business on the closing date reduced by certain adjustments. The deposit premium shall be $700,000, which includes the carrying value of the leasehold improvements and furniture and fixtures. In the event the assumed deposits as of the closing date are less than $20.0 million, the purchase price shall be reduced to an amount equal to 2% of the amount of assumed deposits. At March 31, 2002, the deposits at the Branches were approximately $22.0 million and the book value of the furniture, fixtures and leasehold improvements was $260,000.

        The sale is subject to certain conditions including approval from regulatory agencies.

                              PAMRAPO BANCORP, INC.

                                PART II (Cont'd.)

        Annual Meeting of Stockholders

        On May 1, 2002, the Company held its Annual Meeting of Stockholders, at which time the stockholders reelected Daniel Massarelli and Francis O'Donnell to the Board of Directors and ratified the appointment of Radics & Co., LLC as independent auditors for the Bank and the Company for the fiscal year ending December 31, 2002. In addition, William Campbell, President and Chief Executive Officer of the Company, announced a two-for-one stock split in the form of a dividend for stockholders of record on May 15, 2002. The stock split will be payable on May 29, 2002, and new shares will be distributed by Pamrapo's transfer agent, First City Transfer Company, on or about May 29, 2002. Stockholders will receive one additional share of Pamrapo Bancorp, Inc. common stock for each share owned. Mr. Campbell also announced that the Company earned $0.75 per share for the first quarter ended March 31, 2002, and that he is hopeful that the Company will exceed its internal earnings estimate of $2.40 per share for the fiscal year ending December 31, 2002.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  The following Exhibits are filed as part of this report.

             3.1  Certificate of Incorporation of Pamrapo Bancorp, Inc.*
             3.2  By-Laws of Pamrapo Bancorp, Inc.*
             11.0 Computation of earnings per share (filed herewith).

                    * Incorporated herein by reference to 10-K Annual Report for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 000-18014.

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           PAMRAPO BANCORP, INC.


Date:             May 1, 2002                              By       /s/ William J. Campbell
      -----------------------------------------------         --------------------------------------------------
                                                                   William J. Campbell
                                                                   President and Chief Executive Officer



Date:             May 1, 2002                              By:      /s/ Kenneth D. Walter
      -----------------------------------------------          -------------------------------------------------
                                                                    Kenneth D. Walter
                                                                    Vice President and Chief Financial Officer