Form 10-Q
period 2002-06-30
PAMRAPO BANCORP INC
filed 2002-08-14
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     ----------      -----------------


                         Commission File Number 0-18014
                                                -------


                              PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                        22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                      Identification Number)

611 Avenue C, Bayonne, New Jersey                              07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,                    201-339-4600
including area code                    -----------------------------------------


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 2002.
                                         -------------

           $.01 par value common stock - 5,133,986 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -  FINANCIAL INFORMATION


 Item 1:  Financial Statements

          Consolidated Statements of Financial Condition
           at June 30, 2002 and December 31, 2001 (Unaudited)                 1

          Consolidated Statements of Income for the Three Months
           and Six Months Ended June 30, 2002 and 2001 (Unaudited)            2

          Consolidated Statements of Comprehensive Income for the
           Three Months and Six Months Ended June 30, 2002 and 2001
           (Unaudited)                                                        3

          Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (Unaudited)            4 - 5

          Notes to Consolidated Financial Statements                          6


 Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7 - 12

 Item 3:  Quantitative and Qualitative Disclosure About Market Risk     13 - 14


PART II - OTHER INFORMATION                                             15 - 16

SIGNATURES                                                                   17

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          June 30,      December 31,
                                                                            2002            2001
                                                                       -------------    -------------

ASSETS

Cash and amounts due from depository institutions                      $  41,059,542    $  22,688,885
Securities available for sale                                              4,830,665        5,304,032
Investment securities held to maturity;
  estimated fair value of $3,142,000 (2002)
  and $5,017,000 (2001)                                                    3,000,000        5,000,000
Mortgage-backed securities held to maturity; estimated
  fair value of $123,828,000 (2002) and $124,578,000 (2001)              119,739,494      122,417,611
Loans receivable                                                         381,548,950      369,238,574
Foreclosed real estate                                                       238,141          238,141
Investment in real estate                                                    220,338          227,033
Premises and equipment                                                     4,669,682        4,830,735
Federal Home Loan Bank stock, at cost                                      4,403,400        3,796,100
Interest receivable                                                        2,935,763        2,944,226
Other assets                                                               3,365,801        2,953,505
                                                                       -------------    -------------
         Total assets                                                  $ 566,011,776    $ 539,638,842
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                         $ 429,056,290    $ 416,586,795
      Advances from Federal Home Loan Bank of New York                    77,340,000       67,340,000
      Other borrowed money                                                   163,960          178,176
      Advance payments by borrowers for taxes and insurance                3,516,737        3,516,532
      Other liabilities                                                    6,855,574        4,494,164
                                                                       -------------    -------------
         Total liabilities                                               516,932,561      492,115,667
                                                                       -------------    -------------

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
        issued and outstanding - none                                           --               --
      Common stock; par value $.01; authorized 7,000,000 shares;
        6,900,000 shares and 3,450,000 shares, respectively, issued;
        5,133,986 shares and 2,577,293 shares, respectively,
        outstanding                                                           69,000           34,500
      Paid-in capital in excess of par value                              18,872,268       18,906,768
      Retained earnings - substantially restricted                        49,446,747       47,621,056
      Accumulated other comprehensive income -
        unrealized gain on securities available for sale                     205,461          195,784
      Treasury stock, at cost; 1,766,014 and 872,707 shares,
        respectively                                                     (19,514,261)     (19,234,933)
                                                                       -------------    -------------
         Total stockholders' equity                                       49,079,215       47,523,175
                                                                       -------------    -------------
         Total liabilities and stockholders' equity                    $ 566,011,776    $ 539,638,842
                                                                       =============    =============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           Three Months Ended            Six Months Ended
                                                                                June 30,                     June 30,
                                                                        -------------------------   -------------------------
                                                                           2002           2001          2002         2001
                                                                        -----------   -----------   -----------   -----------
Interest income:
      Loans                                                             $ 7,410,862   $ 6,609,507   $14,774,967   $13,057,440
      Mortgage-backed securities                                          1,980,494     1,900,611     4,040,938     3,887,954
      Investments and other interest-earning assets                         200,563       417,659       379,492       758,988
                                                                        -----------   -----------   -----------   -----------

              Total interest income                                       9,591,919     8,927,777    19,195,397    17,704,382
                                                                        -----------   -----------   -----------   -----------

Interest expense:
      Deposits                                                            2,876,787     3,947,194     5,878,059     7,892,765
      Advances and other borrowed money                                     902,822       540,632     1,818,899     1,055,746
                                                                        -----------   -----------   -----------   -----------

              Total interest expense                                      3,779,609     4,487,826     7,696,958     8,948,511
                                                                        -----------   -----------   -----------   -----------

Net interest income                                                       5,812,310     4,439,951    11,498,439     8,755,871
Provision for loan losses                                                   225,000        60,000       435,000       120,000
                                                                        -----------   -----------   -----------   -----------

Net interest income after provision for loan losses                       5,587,310     4,379,951    11,063,439     8,635,871
                                                                        -----------   -----------   -----------   -----------

Non-interest income:
      Fees and service charges                                              314,305       293,071       656,650       557,541
      Miscellaneous                                                         189,853        98,869       377,910       277,001
                                                                        -----------   -----------   -----------   -----------

              Total non-interest income                                     504,158       391,940     1,034,560       834,542
                                                                        -----------   -----------   -----------   -----------

Non-interest expenses:
      Salaries and employee benefits                                      1,835,679     1,667,976     3,522,443     3,329,862
      Net occupancy expense of premises                                     296,039       295,267       564,554       622,465
      Equipment                                                             332,324       306,078       617,113       605,603
      Advertising                                                            51,464        50,474        89,777        95,781
      Miscellaneous                                                         727,320       830,002     1,415,069     1,542,436
                                                                        -----------   -----------   -----------   -----------

              Total non-interest expenses                                 3,242,826     3,149,797     6,208,956     6,196,147
                                                                        -----------   -----------   -----------   -----------

Income before income taxes                                                2,848,642     1,622,094     5,889,043     3,274,266
Income taxes                                                              1,023,185       598,877     2,132,370     1,207,405
                                                                        -----------   -----------   -----------   -----------

Net income                                                              $ 1,825,457   $ 1,023,217   $ 3,756,673   $ 2,066,861
                                                                        ===========   ===========   ===========   ===========

Net income per common share:

      Basic/diluted                                                     $      0.36   $      0.20   $      0.73   $      0.40
                                                                        ===========   ===========   ===========   ===========

Dividends per common share                                              $    0.1875   $      0.18   $     0.375   $      0.36
                                                                        ===========   ===========   ===========   ===========

Weighted average number of common shares and common stock equivalents outstanding:

      Basic/diluted                                                       5,134,289     5,155,474     5,131,178     5,165,530
                                                                        ===========   ===========   ===========   ===========


See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    --------------------------
                                                              2002           2001           2002          2001
                                                          -----------    -----------    -----------    -----------
Net income                                                $ 1,825,457    $ 1,023,217    $ 3,756,673    $ 2,066,861
                                                          -----------    -----------    -----------    -----------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                          (1,175)        17,848         36,177         85,466
      Deferred income taxes                                   (13,100)        (6,400)       (26,500)       (30,800)
                                                          -----------    -----------    -----------    -----------

Other comprehensive (loss) income                             (14,275)        11,448          9,677         54,666
                                                          -----------    -----------    -----------    -----------

Comprehensive income                                      $ 1,811,182    $ 1,034,665    $ 3,766,350    $ 2,121,527
                                                          ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                               ----------------------------
                                                                                    2002            2001
                                                                               ------------    ------------
Cash flows from operating activities:

     Net income                                                                $  3,756,673    $  2,066,861
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment and investment in real estate        307,965         288,750
        Accretion of deferred fees, premiums and discounts, net                     (68,273)         (3,272)
        Provision for loan losses                                                   435,000         120,000
        Provision for losses on foreclosed real estate                                 --            20,037
        (Gain) on sales of foreclosed real estate                                      --            (7,653)
        Decrease (increase) in interest receivable                                    8,463         (49,051)
        (Increase) in other assets                                                 (438,796)       (749,410)
        Increase in other liabilities                                             2,361,410       4,799,710
                                                                               ------------    ------------

            Net cash provided by operating activities                             6,362,442       6,485,972
                                                                               ------------    ------------

Cash flows from investing activities:

     Principal repayments on securities available for sale                          527,435         475,677
     Purchases of securities available for sale                                     (22,415)        (39,772)
     Purchases of investment securities held to maturity                               --        (3,000,000)
     Proceeds from calls of investment securities held to maturity                2,000,000       2,000,000
     Principal repayments on mortgage-backed securities held to maturity         19,564,397      12,876,991
     Purchases of mortgage-backed securities held to maturity                   (16,933,651)     (4,036,119)
     Net change in loans receivable                                             (12,625,208)    (34,341,194)
     Proceeds from sales of foreclosed real estate                                     --           213,417
     Additions to premises and equipment                                           (140,217)       (246,598)
     Purchase of Federal Home Loan Bank of New York stock                          (607,300)       (299,900)
                                                                               ------------    ------------

            Net cash (used in) investing activities                              (8,236,959)    (26,397,498)
                                                                               ------------    ------------

Cash flows from financing activities:

     Net increase in deposits                                                    12,469,495      31,159,374
     Net increase in advances from Federal Home Loan Bank of New York            10,000,000            --
     Net (decrease) in other borrowed money                                         (14,216)        (13,126)
     Net increase in payments by borrowers for taxes and insurance                      205         657,657
     Cash dividends paid                                                         (1,930,982)     (1,855,969)
     Purchase of treasury stock                                                    (279,328)       (405,000)
                                                                               ------------    ------------

            Net cash provided by financing activities                            20,245,174      29,542,936
                                                                               ------------    ------------

Net increase in cash and cash equivalents                                        18,370,657       9,631,410
Cash and cash equivalents - beginning                                            22,688,885      14,253,854
                                                                               ------------    ------------

Cash and cash equivalents - ending                                             $ 41,059,542    $ 23,885,264
                                                                               ============    ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                  2002        2001
                                                              ----------   ----------
Supplemental information:
     Transfer of loans receivable to foreclosed real estate   $     --     $   33,264
                                                              ==========   ==========

     Cash paid during the period for:

        Income taxes                                          $2,329,660   $  724,854
                                                              ==========   ==========

        Interest on deposits and borrowings                   $7,740,661   $8,674,135
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

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.   NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either June 30, 2002 or 2001, or during the three and six months then ended.

On April 30, 2002 , the Board of Directors declared a two-for-one stock split which was paid on May 29, 2002 in the form of a stock dividend on the Company's common stock to shareholders of record on May 15, 2002. Net income per common share, dividends per common share, and weighted average number of common shares outstanding have been adjusted to reflect the two-for-one stock split.

4.   SUBSEQUENT EVENT

On July 2, 2002, the State of New Jersey enacted changed in its corporate business tax law. Among these changes are two which significantly impact the
Bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The Company has determined that the cumulative effect of the tax law change, through July 2, 2002, was a decrease to net income of approximately $99,000, which includes, net of the effect of federal income taxes, the recording of additional current state tax for the six months ended June 30, 2002, and the adjustment of state deferred tax assets. This adjustment will be recorded in July 2002.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Pamrapo Savings Bank, SLA, the Company's wholly-owned subsidiary, (the "Bank"), changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's other filings with the Securities and Exchange Commission.

Changes in Financial Condition

The Company's assets at June 30, 2002 totaled $566.0 million, which represents an increase of $26.4 million or 4.89% as compared with $539.6 million at December 31, 2001.

Cash and amounts due from depository institution totaled $41.1 million and $22.7 at June 30, 2002 and December 31, 2001, respectively.

Securities available for sale at June 30, 2002 decreased $473,000 or 8.92% to $4.8 million when compared with $5.3 million at December 31, 2001. The decrease during the six months ended June 30, 2002, resulted primarily from repayments on securities available for sale of $527,000, sufficient to offset an increase in net unrealized gain of $36,000 and purchases of $22,000.

Investment securities held to maturity at June 30, 2002 decreased $2.0 million or 40.00% to $3.0 million when compared with $5.0 million at December 31, 2001. The decrease during the six months ended June 30, 2002 resulted primarily from calls of such securities of $2.0 million. Mortgage-backed securities held to maturity decreased $2.7 million or 2.21% to $119.7 million at June 30, 2002 when compared to $122.4 million at December 31, 2001. The decrease during the six months ended June 30, 2002, resulted primarily from principal repayments of $19.6 million sufficient to offset purchases of $16.9 million.

Net loans amounted to $381.5 million at June 30, 2002, as compared to $369.2 million at December 31, 2001, which represents an increase of $12.3 million or 3.33%. The increase during the six months ended June 30, 2002 resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate remained unchanged at $238,000 at June 30, 2002 and December 31, 2001. At June 30, 2002, foreclosed real estate consisted of two properties, one of which with a book value of $83,000 is under contract for sale.

Deposits at June 30, 2002 totaled $429.1 million as compared with $416.6 million at December 31, 2001, representing an increase of $12.5 million or 3.00%.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition  (Cont'd.)

Advances from the Federal Home Loan Bank ("FHLB") increased $10.0 million or 14.86% to $77.3 million at June 30, 2002, when compared to $67.3 million at December 31, 2001.

Stockholders' equity totaled $49.1 million and $47.5 million at June 30, 2002 and December 31, 2001, respectively. The increase of $1.6 million was primarily the result of the net income for six months ended June 30, 2002, of $3.8 million, partially offset by the Company's repurchase of 10,300 shares of its common stock at an aggregate cost of $279,000, along with cash dividend paid of $1.9 million.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and
2001

Net income increased $802,000 or 78.40% to $1.8 million for the three months ended June 30, 2002 compared with $1.0 million for the same 2001 period. The increase in net income during the 2002 period resulted from increases in total interest income and non-interest income, and a decrease in total interest expense, which were partially offset by increases in provision for loan losses, non-interest expenses and income taxes.

Interest income on loans increased by $801,000 or 12.12% to $7.4 million during the three months ended June 30, 2002 when compared with $6.6 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $57.4 million in the average balance of loans outstanding which was sufficient to offset a thirty-seven basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $80,000 or 4.21% to $2.0 million during the three months ended June 30, 2002 when compared with $1.9 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $9.8 million in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of twenty-five basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $217,000 to $201,000 during the three months ended June 30, 2002, when compared to $418,000 during the same 2001 period primarily due to a decrease of 319 basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $1.1 million or 27.11% to $2.88 million during the three months ended June 30, 2002 when compared to $3.95 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 126 basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $18.4 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $362,000 or 66.91% to $903,000 during the three months ended June 30, 2002 when compared with $541,000 during the same 2001 period, primarily due to an increase of $35.9 million in the average balance of advances outstanding from the FHLB, sufficient to offset a 101 basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $1.4 million or 30.90% during the three months ended June 30, 2002 when compared with the same 2001 period. Such increase was due to an increase in total interest income of $664,000 along with a decrease in total interest expense of $708,000. The Bank's net interest rate spread increased from 3.25% in 2001 to 3.89% in 2002. The increase in the interest rate spread resulted from a decrease of 110 basis points in the cost of interest-bearing liabilities, sufficient to offset a forty-six basis point decrease in the yield earned on interest-earning assets.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001 (Cont'd.)

During the three months ended June 30, 2002 and 2001, the Bank provided $225,000 and $60,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2002 and 2001, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $3.0 million or 0.53% of total assets and $4.4 million or 0.87% of total assets, respectively. At June 30, 2002, $1.0 million of non-performing loans were accruing interest and $2.0 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2002 and 2001, the Bank charged off loans aggregating $115,000 and $41,000, respectively. The allowance for loan losses amounted to $2.4 million at June 30, 2002, representing 0.63% of total loans and 80.89% of loans delinquent ninety days or more, and $1.9 million at June 30, 2001, representing 0.56% of total loans and 44.46% of loans delinquent ninety days or more.

Non-interest income increased $112,000 or 28.57% to $504,000 during the three months ended June 30, 2002 from $392,000 during the same 2001 period. The increase resulted from increases in fees and service charges of $21,000 and miscellaneous income of $91,000.

Non-interest expenses increased by $93,000 or 2.95% to $3.243 million during the three months ended June 30, 2002 when compared with $3.150 million during the same 2001 period. Salaries and employee benefits, occupancy, equipment and advertising increased $168,000, $1,000, $26,000 and $1,000, respectively, which was sufficient to offset a decrease in miscellaneous expenses of $103,000 during the 2002 period when compared with the same 2001 period.

Income taxes totaled $1.0 million and $599,000 during the three months ended June 30, 2002 and 2001, respectively. The increase during the 2002 period resulted from an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Net income increased $1.7 million or 81.76% to $3.8 million for the six months ended June 30, 2002 compared with $2.1 million for the same 2001 period. The increase in net income during the 2002 period resulted from increases in total interest income and non-interest income, along with a decrease in total interest expense, sufficient to offset increases in provision for loan losses, non-interest expense and income taxes.

Interest income on loans increased by $1.7 million or 13.15% to $14.8 million during the six months ended June 30, 2002 when compared with $13.1 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $62.9 million in the average balance of loans outstanding which was sufficient to offset a forty-four basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $153,000 or 3.94% to $4.04 million during the six months ended June 30, 2002 when compared with $3.89 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $9.4 million in the average balance of mortgage-

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001 (Cont'd.)

backed securities outstanding, which was sufficient to offset a decrease of twenty-five basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $380,000 or 50.07% to $379,000 during the six months ended June 30, 2002, when compared to $759,000 during the same 2001 period primarily due to decreases of 282 basis points in the yield earned on such portfolio and $2.1 million in the average balance of such assets outstanding.

Interest expense on deposits decreased $2.0 million or 25.53% to $ 5.9 million during the six months ended June 30, 2002 when compared to $7.9 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 126 basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $22.4 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $763,000 or 72.25% to $1.82 million during the six months ended June 30, 2002 when compared with $1.06 million during the same 2001 period which was primarily due to an increase of $35.5 million in the average balance of advances outstanding from the FHLB, sufficient to offset a seventy-nine basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $2.7 million or 31.32% during the six months ended June 30, 2002 when compared with the same 2001 period. Such increase was due to an increase in total interest income of $1.49 million, along with a decrease in total interest expense of $1.25 million. The Bank's net interest rate spread increased from 3.27% in 2001 to 3.90% in 2002. The increase in the interest rate spread resulted from a decrease of 108 basis points in the cost of interest-bearing liabilities sufficient to offset a forty-five basis point decrease in the yield earned on interest-earning assets.

During the six months ended June 30, 2002 and 2001, the Bank provided $435,000 and $120,000, respectively, as a provision for loan losses. During the past year Pamrapo's loan originations increased to approximately $120 million. The increase in the provision for losses on loans in 2002 reflects management's response to the increase in loan activity and its desire to raise the allowance on loan losses to a level more closely in line with industry norms. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2001 and 2000, the Bank charged off loans aggregating $178,000 and $134,000, respectively.

Non-interest income increased $200,000 or 23.95% to $1.0 million during the six months ended June 30, 2002 from $835,000 during the same 2001 period. The increase resulted from increases in fees and service charges of $99,000 and miscellaneous income of $101,000.

Non-interest expenses increased by $13,000 to $6.209 million during the six months ended June 30, 2002 when compared with $6.196 million during the same 2001 period. Salaries and employee benefits and equipment increased $192,000 and $11,000, respectively, which was sufficient to offset decreases in occupancy, advertising and miscellaneous expenses of $57,000, $6,000 and $127,000, respectively, during the 2002 period when compared with the same 2001 period.

Income taxes totaled $2.1 million and $1.2 million during the six months ended June 30, 2002 and 2001, respectively. The increase during the 2002 period resulted from an increase in pre-tax income.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 11.13% during the month of June 2002. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the six months ended June 30, 2002 and 2001. Cash dividends paid during the six months ended June 30, 2002 and 2001 amounted to $1.93 million and $1.86 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $381.5 million and $369.2 million at June 30, 2002 and December 31, 2001, respectively. Securities available for sale totaled $4.8 million and $5.3 million at June 30, 2002 and December 31, 2001, respectively. Mortgage-backed securities held to maturity totaled $119.7 million and $122.4 million at June 30, 2002 and December 31, 2001, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2002, advances from the FHLB amounted to $77.3 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2002, the Bank has outstanding commitments to originate loans of $12.0 million and to purchase investment securities of $2.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled $165.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources  (Cont'd.)

The following table sets forth the Bank's capital position at June 30, 2002, as compared to the minimum regulatory capital requirements:

                                                                                            Under Prompt
                                                                Minimum Capital              Corrective
                                          Actual                 Requirements            Actions Provisions
                                   ------------------         ------------------        -------------------
                                    Amount      Ratio          Amount      Ratio         Amount       Ratio
                                   -------      -----         -------      -----        -------       -----
Total Capital
  (to risk-weighted assets)        $45,236      15.51%        $23,332      8.00%        $29,165      10.00%

Tier 1 Capital
  (to risk-weighted assets)         42,878      14.70%           --         --           17,499       6.00%

Core (Tier 1) Capital
  (to adjusted total assets)        42,878       7.61%         22,536      4.00%         28,170       5.00%

Tangible Capital
  (to adjusted total assets)        42,878       7.61%          8,451      1.50%           --          --


Sale of Branches

On April 18, 2002, the Bank entered into an agreement to sell deposits, furniture, fixtures and leasehold improvements at its two Brick, New Jersey branch offices (the "Branches") to another financial institution (the "Purchaser"). The amount to be paid by the Bank to the Purchaser in consideration of the assumption by the Purchaser of the deposit liabilities shall equal the outstanding balances and accrued interest on the deposit liabilities as of the close of business on the closing date reduced by certain adjustments. The deposit premium shall be $700,000, which includes the carrying value of the leasehold improvements and furniture and fixtures. In the event the assumed deposits as of the closing date are less than $20.0 million, the purchase price shall be reduced to an amount equal to 2% of the amount of assumed deposits. At June 30, 2002, the deposits at the Branches were approximately $21.3 million and the book value of the furniture, fixtures and leasehold improvements was $247,000. The sale of branches is expected to be closed in the third quarter of 2002.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

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

Net Portfolio Value. The Bank's interest-rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 2002, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                                                                          NPV as Percent of Portfolio
    Change in                     Net Portfolio Value                          Value of Assets
 Interest Rates     ------------------------------------------          -----------------------------
 In Basis Points                     Dollar            Percent           NPV             Change In
  (Rate Shock)      Amount           Change            Change           Ratio           Basis Points
-----------------   -------         --------           -------          ------          ------------
                                      (Dollars in Thousands)

      300           $32,207         $(47,673)            (60)            6.04%               (754)
      200            47,953          (31,926)            (40)            8.70%               (488)
      100            64,165          (15,714)            (20)           11.26%               (232)
     Static          79,880               --              --            13.58%                 --
     -100            90,150           10,270              13            14.99%                141


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

        Not applicable.


ITEM 3. Defaults Upon Senior Securities

        Not applicable.


ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Stockholders' Meeting was held on May 1, 2002. The following matters were submitted to the stockholders:

        1.   Election of two directors:

             A.   Directors elected at the meeting for terms to expire in 2005.

                                                             Number of Shares
                                                          ---------------------
                                                             For       Withheld
                                                          ---------    --------

                      Mr. Daniel J. Masarelli             2,309,816     33,795
                      Mr. Francis J. O'Donnell            2,306,116     37,495

                  The following directors' terms of office as a director continued after the meeting:

                      (i)   Mr. William J. Campbell

                      (ii)  Dr. Jamie Portela

                      (iii) Mr. John A. Morecraft

                      (iv)  Mr. James Kennedy


                                                         Number of Shares
                                                  -----------------------------
                                                     For     Against  Abstained
                                                  ---------  -------  ---------
        2.   The ratification of Radics & Co.,
             LLC as independent auditors of
             the Company for the fiscal year
             ending December 31, 2002.            2,288,935  44,706      9,970

                              PAMRAPO BANCORP, INC.

                                     PART II

ITEM 5. Exhibits and Reports on Form 8-K


        (a)  The following Exhibits are filed as part of this report.

              3.1  Certificate of Incorporation of Pamrapo Bancorp, Inc.*

              3.2  By-Laws of Pamrapo Bancorp, Inc.*

             11.0  Computation of earnings per share (filed herewith).

             99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated herein by reference to 10-K Annual Report for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 30, 2002, Commission File No. 000-18014.

        (b)  Reports on Form 8-K

             None.
                                    -16-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PAMRAPO BANCORP, INC.


Date:    August 14, 2002           By   /s/ WILLIAM J. CAMPBELL
      --------------------            ----------------------------------------
                                        William J. Campbell
                                        President and Chief
                                        Executive Officer



Date:    August 14, 2002           By:  /s/ KENNETH D. WALTER
      --------------------             ---------------------------------------
                                        Kenneth D. Walter
                                        Vice President and Chief
                                        Financial Officer