Form 10-Q
period 2002-09-30
PAMRAPO BANCORP INC
filed 2002-11-14
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002
                                ------------------------------------------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ To ___________________________________


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
                                                   -----------------------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 2002.

           $.01 par value common stock - 5,135,986 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                       Page
PART I - FINANCIAL INFORMATION                                                        Number
                                                                                 ---------------
 Item 1: Financial Statements

         Consolidated Statements of Financial Condition
          at September 30, 2002 and December 31, 2001 (Unaudited)                        1


         Consolidated Statements of Income for the Three Months and
          Nine Months Ended September 30, 2002 and 2001 (Unaudited)                      2


         Consolidated Statements of Comprehensive Income for the Three Months
          and Nine Months Ended September 30, 2002 and 2001 (Unaudited)                  3


         Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2002 and 2001 (Unaudited)                    4 - 5


         Notes to Consolidated Financial Statements                                      6


 Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                7 - 12

 Item 3: Quantitative and Qualitative Disclosure About Market Risk                    13 - 14

 Item 4: Controls and Procedures                                                        14

PART II - OTHER INFORMATION                                                             15



SIGNATURES                                                                              16

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                                 September 30,         December 31,
ASSETS                                                                               2002                 2001
------                                                                          -------------         ------------
Cash and amounts due from depository institutions                                $ 29,015,584         $ 22,688,885
Securities available for sale                                                       4,617,429            5,304,032
Investment securities held to maturity;
  estimated fair value of $7,323,000 (2002)
  and $5,017,000 (2001)                                                             7,105,210            5,000,000
Mortgage-backed securities held to maturity; estimated
  fair value of $120,627,000 (2002) and $124,578,000 (2001)                       115,557,134          122,417,611
Loans receivable                                                                  389,599,017          369,238,574
Foreclosed real estate                                                                155,340              238,141
Investment in real estate                                                             216,991              227,033
Premises and equipment                                                              4,442,213            4,830,735
Federal Home Loan Bank stock of New York, at cost                                   4,403,400            3,796,100
Interest receivable                                                                 3,033,534            2,944,226
Other assets                                                                        4,824,004            2,953,505
                                                                                 ------------         ------------

         Total assets                                                            $562,969,856         $539,638,842
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                   $429,380,677         $416,586,795
      Advances from Federal Home Loan Bank of New York                             74,340,000           67,340,000
      Other borrowed money                                                            156,636              178,176
      Advance payments by borrowers for taxes and insurance                         3,840,923            3,516,532
      Other liabilities                                                             5,356,406            4,494,164
                                                                                 ------------         ------------

         Total liabilities                                                        513,074,642          492,115,667
                                                                                 ------------         ------------

Stockholders' equity:
      Preferred stock; authorized 3,000,000 shares;
        issued and outstanding - none                                                       -                    -
      Common stock; par value $.01; authorized 7,000,000 shares;
        6,900,000 shares and 3,450,000 shares, respectively, issued;
        5,135,986 shares and 2,577,293 shares, respectively,
        outstanding                                                                    69,000               34,500
      Paid-in capital in excess of par value                                       18,881,168           18,906,768
      Retained earnings - substantially restricted                                 50,233,545           47,621,056
      Accumulated other comprehensive income -
        unrealized gain on securities available for sale                              203,662              195,784
      Treasury stock, at cost; 1,764,014 and 872,707 shares,
        respectively                                                              (19,492,161)         (19,234,933)
                                                                                 ------------         ------------

         Total stockholders' equity                                                49,895,214           47,523,175
                                                                                 ------------         ------------

         Total liabilities and stockholders' equity                              $562,969,856         $539,638,842
                                                                                 ============         ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                            -------------------------------    ----------------------------------
                                                                 2002             2001              2002               2001
                                                            --------------   --------------    ---------------   ----------------
Interest income:
      Loans                                                 $    7,300,995   $    7,114,335    $    22,075,962   $     20,171,775
      Mortgage-backed securities                                 1,864,408        2,054,315          5,905,346          5,942,269
      Investments and other interest-earning assets                320,998          259,986            700,490          1,018,974
                                                            --------------   --------------    ---------------   ----------------

              Total interest income                              9,486,401        9,428,636         28,681,798         27,133,018
                                                            --------------   --------------    ---------------   ----------------

Interest expense:
      Deposits                                                   2,852,042        3,740,615          8,730,101         11,633,380
      Advances and other borrowed money                            959,820          733,146          2,778,719          1,788,892
                                                            --------------   --------------    ---------------   ----------------

              Total interest expense                             3,811,862        4,473,761         11,508,820         13,422,272
                                                            --------------   --------------    ---------------   ----------------

Net interest income                                              5,674,539        4,954,875         17,172,978         13,710,746
Provision for loan losses                                          125,000          150,000            560,000            270,000
                                                            --------------   --------------    ---------------   ----------------

Net interest income after provision for loan losses              5,549,539        4,804,875         16,612,978         13,440,746
                                                            --------------   --------------    ---------------   ----------------

Non-interest income:
      Fees and service charges                                     320,953          298,842            977,603            856,383
      Gain on sale of branches                                     478,563                -            478,563                  -
      Miscellaneous                                                143,612          159,676            521,522            436,677
                                                            --------------   --------------    ---------------   ----------------

              Total non-interest income                            943,128          458,518          1,977,688          1,293,060
                                                            --------------   --------------    ---------------   ----------------

Non-interest expenses:
      Salaries and employee benefits                             1,849,595        1,568,599          5,372,038          4,898,461
      Net occupancy expense of premises                            275,934          286,357            840,488            908,822
      Equipment                                                    333,552          315,605            950,665            921,208
      Advertising                                                   29,803           67,260            119,580            163,041
      Federal insurance premium                                     18,010           18,825             54,850             55,528
      Miscellaneous                                                749,823          999,309          2,128,052          2,505,042
                                                            --------------   --------------    ---------------   ----------------

              Total non-interest expenses                        3,256,717        3,255,955          9,465,673          9,452,102
                                                            --------------   --------------    ---------------   ----------------

Income before income taxes                                       3,235,950        2,007,438          9,124,993          5,281,704
Income taxes                                                     1,484,467          736,072          3,616,837          1,943,477
                                                            --------------   --------------    ---------------   ----------------

Net income                                                  $    1,751,483   $    1,271,366    $     5,508,156   $      3,338,227
                                                            ==============   ==============    ===============   ================

Net income per common share:
      Basic/diluted                                         $         0.34   $         0.25    $          1.07   $           0.65
                                                            ==============   ==============    ===============   ================

Dividends per common share                                  $        0.188   $        0.180    $         0.563   $          0.540
                                                            ==============   ==============    ===============   ================

Weighted average number of common shares and
 common stock equivalents outstanding:
      Basic/diluted                                              5,134,443        5,155,474          5,140,080          5,162,140
                                                            ==============   ==============    ===============   ================

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30,              September 30,
                                                                   --------------------------   ------------------------
                                                                       2002          2001           2002        2001
                                                                   ------------ -------------   ------------ -----------
Net income                                                          $1,751,483    $1,271,366     $5,508,156  $3,338,227
                                                                    ----------    ----------     ----------  ----------
Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                                   (3,099)       84,240         33,078     169,706
      Deferred income taxes                                              1,300       (30,300)       (25,200)    (61,100)
                                                                    ----------    ----------     ----------  ----------

Other comprehensive (loss) income                                       (1,799)       53,940          7,878     108,606
                                                                    ----------    ----------     ----------  ----------

Comprehensive income                                                $1,749,684    $1,325,306     $5,516,034  $3,446,833
                                                                    ==========    ==========     ==========  ==========

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            -------------------------
                                                                                2002          2001
                                                                            ------------  ------------
Cash flows from operating activities:
  Net income                                                                $  5,508,156  $  3,338,227
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation of premises and equipment and investment in real estate         466,760       437,799
    Accretion of deferred fees, premiums and discounts, net                      (26,290)       (1,940)
    Provision for loan losses                                                    560,000       270,000
    Provision for losses on foreclosed real estate                                     -        20,037
    (Gain) on sales of foreclosed real estate                                     (8,349)      (18,146)
    (Gain) on sales of branches                                                 (478,563)            -
    (Increase) in interest receivable                                            (89,308)     (221,133)
    (Increase) in other assets                                                (1,895,699)     (370,954)
    Increase in other liabilities                                                862,242     2,369,494
    Donation of capital stock                                                     31,000             -
                                                                            ------------  ------------

     Net cash provided by operating activities                                 4,929,949     5,823,384
                                                                            ------------  ------------
Cash flows from investing activities:
  Principal repayments on securities available for sale                          747,856       855,911
  Purchases of securities available for sale                                     (33,643)      (56,332)
  Purchases of investment securities held to maturity                         (4,110,600)   (3,000,000)
  Proceeds from calls of investment securities held to maturity                2,000,000     4,000,000
  Principal repayments on mortgage-backed securities held to maturity         28,719,410    20,820,005
  Purchases of mortgage-backed securities held to maturity                   (21,952,400)  (24,209,578)
  Net change in loans receivable                                             (20,937,778)  (56,289,215)
  Proceeds from sale of account loans                                            147,950             -
  Proceeds from sales of foreclosed real estate                                   91,150       324,909
  Addition to premises and equipment                                            (289,633)     (300,300)
  Proceeds from sale of premises and equipment                                   221,437             -
  Purchase of Federal Home Loan Bank of New York stock                          (607,300)     (299,900)
                                                                            ------------  ------------

     Net cash (used in) investing activities                                 (16,003,551)  (58,154,500)
                                                                            ------------  ------------
Cash flows from financing activities:
  Net increase in deposits                                                    34,599,305    29,440,147
  Cash paid for sale of deposits                                             (21,326,860)            -
  Net increase in advances from Federal Home Loan Bank of New York             7,000,000    25,000,000
  Net (decrease) in other borrowed money                                         (21,540)      (19,888)
  Net increase in payments by borrowers for taxes and insurance                  324,391       881,385
  Cash dividends paid                                                         (2,895,667)   (2,783,954)
  Purchase of treasury stock                                                    (279,328)     (405,000)
                                                                            ------------  ------------

     Net cash provided by financing activities                                17,400,301    52,112,690
                                                                            ------------  ------------

Net increase (decrease) in cash and cash equivalents                           6,326,699      (218,426)
Cash and cash equivalents - beginning                                         22,688,885    14,253,854
                                                                            ------------  ------------

Cash and cash equivalents - ending                                          $ 29,015,584  $ 14,035,428
                                                                            ============  ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                  ----------------------------------
                                                                        2002               2001
                                                                  ---------------    ---------------
Supplemental information:
     Transfer of loans receivable to foreclosed real estate       $             -    $        33,264
                                                                  ===============    ===============

Cash paid during the period for:
     Income taxes                                                 $     3,329,660    $     1,324,854
                                                                  ===============    ===============

     Interest on deposits and borrowings                          $    11,615,917    $    13,422,272
                                                                  ===============    ===============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Company ") and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.   NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either September 30, 2002 or 2001, or during the three or nine months then ended.

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

Changes in Financial Condition

The Company's assets at September 30, 2002 totalled $563.0 million, which represents an increase of $23.4 million or 4.34% as compared with $539.6 million at December 31, 2001.

Cash and amounts due from depository institutions totalled $29.0 million and $22.7 at September 30, 2002 and December 31, 2001, respectively.

Securities available for sale at September 30, 2002 decreased $687,000 or 12.95% to $4.6 million when compared with $5.3 million at December 31, 2001. The decrease during the nine months ended September 30, 2002, resulted primarily from repayments on securities available for sale of $748,000, sufficient to offset an increase in net unrealized gain of $33,000 and purchases of $34,000.

Investment securities held to maturity at September 30, 2002 increased $2.1 million or 42.00% to $7.1 million when compared with $5.0 million at December 31, 2001. The increase during the nine months ended September 30, 2002 resulted primarily from purchase of $4.1 million in securities sufficient to offset calls of such securities of $2.0 million. Mortgage-backed securities held to maturity decreased $6.8 million or 5.56% to $115.6 million at September 30, 2002 when compared to $122.4 million at December 31, 2001. The decrease during the nine months ended September 30, 2002, resulted primarily from principal repayments of $28.7 million, sufficient to offset purchases of $22.0 million.

Net loans amounted to $389.6 million at September 30, 2002, as compared to $369.2 million at December 31, 2001, which represents an increase of $20.4 million or 5.53%. The increase during the nine months ended September 30, 2002 resulted primarily from loan originations exceeding principal repayments.

Foreclosed real estate amounted to $155,000 and $238,000 at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, foreclosed real estate consisted of one property.

Deposits at September 30, 2002 totalled $429.4 million as compared with $416.6 million at December 31, 2001, representing an increase of $12.8 million or 3.07%.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Advances from the Federal Home Loan Bank ("FHLB") increased $7.0 million or 10.40% to $74.3 million at September 30, 2002, when compared to $67.3 million at December 31, 2001.

Stockholders' equity totalled $49.9 million and $47.5 million at September 30, 2002 and December 31, 2001, respectively. The increase of $2.4 million was primarily the result of the net income for nine months ended September 30, 2002, of $5.5 million, partially offset by the Company's repurchase of 10,300 shares of its common stock at an aggregate cost of $279,000, along with cash dividends paid of $2.9 million.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Net income increased $480,000 or 37.77% to $1.8 million for the three months ended September 30, 2002 compared with $1.3 million for the same 2001 period. The increase in net income during the 2002 period resulted from increases in total interest income and non-interest income, and decreases in total interest expense and provision for loan losses, which were partially offset by increases in non-interest expenses and income taxes.

Interest income on loans increased by $187,000 or 2.63% to $7.3 million during the three months ended September 30, 2002 when compared with $7.1 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $29.4 million in the average balance of loans outstanding which was sufficient to offset a forty-two basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $190,000 or 9.25% to $1.9 million during the three months ended September 30, 2002 when compared with $2.1 million for the same 2001 period. The decrease during the 2002 period resulted from a decrease of $5.4 million in the average balance of mortgage-backed securities outstanding along with a decrease of thirty-four basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $61,000 or 23.46% during the three months ended September 30, 2002, when compared to $260,000 during the same 2001 period primarily due to an increase of $30.6 million in the average balance, sufficient to offset a decrease of 353 basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $889,000 or 23.76% to $2.9 million during the three months ended September 30, 2002 when compared to $3.7 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 104 basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $17.1 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $227,000 or 30.97% to $960,000 during the three months ended September 30, 2002 when compared with $733,000 during the same 2001 period, primarily due to an increase of $25.9 million in the average balance of advances outstanding from the FHLB, sufficient to offset an eighty-five basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $720,000 or 14.53% during the three months ended September 30, 2002 when compared with the same 2001 period. Such increase was due to an increase in total interest income of $58,000 along with a decrease in total interest expense of $662,000. The Bank's net interest rate spread increased from 3.51% in 2001 to 3.71% in 2002. The increase in the interest rate spread resulted from a decrease of ninety-one basis points in the cost of interest-bearing liabilities, sufficient to offset a seventy-one basis point decrease in the yield earned on interest-earning assets.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001 (Cont'd.)

During the three months ended September 30, 2002 and 2001, the Bank provided $125,000 and $150,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2002 and 2001, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $2.8 million or 0.50% of total assets and $3.1 million or 0.59% of total assets, respectively. At September 30, 2002, $1.2 million of non-performing loans were accruing interest and $1.6 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 2002 and 2001, the Bank charged off loans aggregating $36,000 and $97,000, respectively. The allowance for loan losses amounted to $2.5 million at September 30, 2002, representing 0.64% of total loans and 88.89% of loans delinquent ninety days or more, and $2.0 million at September 30, 2001, representing 0.54% of total loans and 64.15% of loans delinquent ninety days or more.

Non-interest income increased $484,000 or 105.45% to $943,000 during the three months ended September 30, 2002 from $459,000 during the same 2001 period. The increase resulted from increases in fees and service charges of $22,000 and gain on sale of branches of $479,000 sufficient to offset a decrease in miscellaneous income of $16,000. During the three months ended September 30, 2002, the Bank sold deposits of $21.8 million, furniture, fixtures and leasehold improvements of $221,000 and account loans of $148,000 at its two Brick, New Jersey, branch offices to another financial institution. As a result of the sale, the Bank recognized a net gain of $479,000.

Non-interest expenses increased by $1,000 to $3.257 million during the three months ended September 30, 2002 when compared with $3.256 million during the same 2001 period. Salaries and employee benefits and equipment expense increased $281,000 and $18,000, respectively, which was sufficient to offset decreases in occupancy, advertising and miscellaneous expenses of $10,000, $37,000 and $249,000, respectively, during the 2002 period when compared with the same 2001 period.

Income taxes totalled $1.5 million and $736,000 during the three months ended September 30, 2002 and 2001, respectively. The increase during the 2002 period resulted from an increase in pre-tax income and an increase in the state income tax rate from 3% to 9%.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

Net income increased $2.2 million or 66.67% to $5.5 million for the nine months ended September 30, 2002 compared with $3.3 million for the same 2001 period. The increase in net income during the 2002 period resulted from increases in total interest income and non-interest income, along with a decrease in total interest expense, sufficient to offset increases in provision for loan losses, non-interest expenses and income taxes.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001 (Cont'd.)

Interest income on loans increased by $1.9 million or 9.41% to $22.1 million during the nine months ended September 30, 2002 when compared with $20.2 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $51.7 million in the average balance of loans outstanding which was sufficient to offset a forty-four basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $37,000 or 0.62% to $5.91 million during the nine months ended September 30, 2002 when compared with $5.94 million for the same 2001 period. The decrease during the 2002 period resulted from a decrease of twenty-seven basis points in the yield earned on mortgage-backed securities, which was sufficient to offset an increase of $4.4 million in the average balance of mortgage-backed securities outstanding. Interest earned on investments and other interest-earning assets decreased by $319,000 or 31.31% to $700,000 during the nine months ended September 30, 2002, when compared to $1.02 million during the same 2001 period primarily due to a decrease of 317 basis points in the yield earned on such portfolio sufficient to offset an increase of $8.8 million in the average balance of such assets outstanding.

Interest expense on deposits decreased $2.9 million or 25.00% to $8.7 million during the nine months ended September 30, 2002 when compared to $11.6 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 116 basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $19.0 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $990,000 or 55.34% to $2.8 million during the nine months ended September 30, 2002 when compared with $1.8 million during the same 2001 period which was primarily due to an increase of $32.3 million in the average balance of advances outstanding from the FHLB, sufficient to offset an eighty-one basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $3.5 million or 25.25% during the nine months ended September 30, 2002 when compared with the same 2001 period. Such increase was due to an increase in total interest income of $1.55 million, along with a decrease in total interest expense of $1.91 million. The Bank's net interest rate spread increased from 3.37% in 2001 to 3.83% in 2002. The increase in the interest rate spread resulted from a decrease of 100 basis points in the cost of interest-bearing liabilities sufficient to offset a fifty-four basis point decrease in the yield earned on interest-earning assets.

During the nine months ended September 30, 2002 and 2001, the Bank provided $560,000 and $270,000, respectively, as a provision for loan losses. During the past year Pamrapo's loan originations increased to approximately $146 million. The increase in the provision for losses on loans in 2002 reflects management's response to the increase in loan activity and its desire to raise the allowance on loan losses to a level more closely in line with industry norms. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2002 and 2001, the Bank charged off loans aggregating $214,000 and $231,000, respectively.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001 (Cont'd.)

Non-interest income increased $685,000 or 52.98% to $2.0 million during the nine months ended September 30, 2002 from $1.3 million during the same 2001 period. The increase resulted from increases in fees and service charges of $121,000, gain on sale of branches of $479,000 and miscellaneous income of $85,000.

Non-interest expenses increased by $14,000 to $9.466 million during the nine months ended September 30, 2002 when compared with $9.452 million during the same 2001 period. Salaries and employee benefits and equipment expense increased $474,000 and $29,000, respectively, which was sufficient to offset decreases in occupancy, advertising, and miscellaneous expenses of $68,000, $43,000 and $377,000, respectively, during the 2002 period when compared with the same 2001 period.

Income taxes totalled $3.6 million and $1.9 million during the nine months ended September 30, 2002 and 2001, respectively. The increase during the 2002 period resulted from an increase in pre-tax income and an increase in the state income tax rate from 3% to 9%.

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the "OTS") regulations sufficient to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 10.49% during the month of September 2002. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2002 and 2001. Cash dividends paid during the nine months ended September 30, 2002 and 2001 amounted to $2.9 million and $2.8 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $389.6 million and $369.2 million at September 30, 2002 and December 31, 2001, respectively. Securities available for sale totalled $4.6 million and $5.3 million at September 30, 2002 and December 31, 2001, respectively. Mortgage-backed securities held to maturity totalled $115.6 million and $122.4 million at September 30, 2002 and December 31, 2001, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont'd.)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2002, advances from the FHLB amounted to $74.3 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2002, the Bank has outstanding commitments to originate loans of $17.9 million and to purchase mortgage-backed securities of $5.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002, totalled $166.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at September 30, 2002, as compared to the minimum regulatory capital requirements:

                                                                                                 Under Prompt
                                                                   Minimum Capital                Corrective
                                          Actual                    Requirements              Actions Provisions
                                ---------------------------  ---------------------------  ---------------------------
                                   Amount         Ratio         Amount         Ratio         Amount         Ratio
                                -------------  ------------  ------------   ------------  ------------   ------------
Total Capital
 (to risk-weighted assets)         $ 47,239        15.75%      $ 23,998          8.00%      $ 29,998         10.00%

Tier 1 Capital
 (to risk-weighted assets)           44,775        14.93%             -             -         17,999          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)          44,775         7.99%        22,421          4.00%        28,026          5.00%

Tangible Capital
 (to adjusted total assets)          44,775         7.99%         8,408          1.50%             -              -

USA Patriot Act of 2001. On October 26, 2001, the USA PATRIOT (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) Act of 2001 (the "Act") became law. The Act, passed in response to the September 11 tragedy, includes several money laundering and banking provisions that significantly impact financial institutions, the most important of which is the requirement for all financial institutions to develop anti-money laundering programs. The Treasury Department is still releasing additional regulations that will further define the requirements of financial institutions under the Act. As of the date of this filing, the Bank has not fully determined the impact that the Act will have on its operations but the impact is not expected to be material. The Bank has established policies and procedures to ensure compliance with the Act.

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

Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2002, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                                                  NPV as
             Change in                                                     Percent of Portfolio
          Interest Rates               Net Portfolio Value                   Value of Assets
                             ------------------------------------------------------------------------
          In Basis Points                    Dollar        Percent        NPV           Change In
           (Rate Shock)        Amount        Change        Change        Ratio         Basis Points
         ------------------  ------------ -------------  ------------ ------------    ---------------
                                                    (Dollars in Thousands)
                300              $39,174      $(44,871)          (53)       7.05%               (677)
                200               54,632       (29,413)          (35)       9.52%               (429)
                100               70,196       (13,849)          (16)      11.86%               (195)
              Static              84,045             -             -       13.82%                  -
               -100               90,558         6,513             8       14.66%                 84

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank 's net interest income and will differ from actual results.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective in connection with the Company's filing of this quarterly report on Form 10-Q for the period ended September 30, 2002.

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

        None.

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




                                      PAMRAPO BANCORP, INC.


Date:    November 14, 2002            By: /s/ William J. Campbell
     ---------------------------          --------------------------------------
                                          William J. Campbell
                                          President and Chief Executive Officer


Date:    November 14, 2002            By: /s/ Kenneth D. Walter
     ---------------------------          --------------------------------------
                                          Kenneth D. Walter
                                          Vice President and Chief Financial
                                          Officer

                                 CERTIFICATIONS

I, William J. Campbell, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Pamrapo Bancorp, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                       /s/ William J. Campbell
                                               -------------------------------
                                               William J. Campbell
                                               Chief Executive Officer

I, Kenneth D. Walter, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Pamrapo Bancorp, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Kenneth D. Walter
                                        ----------------------------
                                        Kenneth D. Walter
                                        Chief Financial Officer