Form 10-K
period 2002-12-31
PAMRAPO BANCORP INC
filed 2003-03-31
CIK 854071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No X

The aggregate market value, based upon the last sales price as quoted on The Nasdaq Stock Market for June 28, 2002, of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $59,150,000. The aggregate market value, based upon the last sales price as quoted on The Nasdaq Stock Market for March 10, 2003, of the voting stock held by non-affiliates of the registrant is $71,884,725. The Registrant had 5,145,986 shares of Common Stock outstanding as of March 10, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I

         Item 1.           Business............................................................................1

         Item 2.           Properties.........................................................................36

         Item 3.           Legal Proceedings..................................................................37

         Item 4.           Submission of Matters to a Vote of Security Holders................................37

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters........................................................37

         Item 6.           Selected Financial Data............................................................37

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................................37

         Item 8.           Consolidated Financial Statements and Supplementary Data...........................37

         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure................................................37

PART III

         Item 10.          Directors and Executive Officers of the Registrant.................................38

         Item 11.          Executive Compensation.............................................................38

         Item 12.          Security Ownership of Certain Beneficial Owners....................................38

         Item 13.          Certain Relationships and Related Transactions.....................................38

         Item 14.          Controls and Procedures............................................................38

PART  IV

         Item 15.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K............................................................39

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

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank's principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. At December 31, 2002, the Bank had total assets of $588.4 million, deposits of $452.3 million and stockholders' equity of $43.8 million before elimination of intercompany accounts with the Company.

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

MARKET AREA

The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through nine retail banking offices, six of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Fort Lee, New Jersey, and one in Monroe, New Jersey. The Bank's deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank's branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank's lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth, Middlesex and Ocean Counties, areas which have had a high level of new development in recent years.

LENDING ACTIVITIES

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2002 the Bank's total gross loans outstanding amounted to $394.1 million, of which $295.8 million consisted of loans secured by one- to four-family residential properties, $9.8 million consisted of construction and land loans, and $84.8 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank's real estate loan portfolio consists of conventional mortgage loans, of which $186,000 are either insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                             AT DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                 1998                  1999                  2000                   2001
                                        ------------------------------------------------------------------------------------------
                                         AMOUNT      PERCENT     AMOUNT    PERCENT       AMOUNT   PERCENT     AMOUNT     PERCENT
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
                                                                        (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE LOANS:
  Permanent:
    Fixed-rate......................    $ 189,478      79.27%  $  212,435     79.19%   $ 242,327    78.40%  $  300,492       81.38%
    Adjustable rate.................        4,385       1.84        4,493      1.67        3,900     1.26        2,757         .75
  Construction(1)...................        7,258       3.04        8,869      3.31       10,594     3.43        8,471        2.29
  Guaranteed by VA or
   insured by FHA...................          761        .32          602       .22          442      .14          286         .08
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Total mortgage loans................      201,882      84.47      226,399     84.39      257,263    83.23      312,006       84.50
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
COMMERCIAL LOANS                               -           -           61       .02          928      .30        1,263         .34
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
CONSUMER LOANS:
  Passbook or certificate...........          459        .19          511       .19          691      .22          689         .19
  Home improvement..................          508        .21          560       .21          561      .18          576         .16
  Equity and second mortgages.......       39,184      16.40       43,227     16.11       52,255    16.91       56,958       15.42
  Education.........................           54        .02           58       .02            -        -            -           -
  Automobile........................        1,273        .53        1,162       .44        1,545      .50        1,484         .40
  Personal..........................        2,033        .85        1,869       .70        1,785      .58        1,294         .35
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Total consumer loans................       43,511      18.20       47,387     17.67       56,837    18.39       61,001       16.52
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Total loans.........................      245,393     102.67      273,847    102.08      315,028   101.92      374,270      101.36
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Less:
  Allowance for loan losses.........        2,300        .96        2,000       .83        1,950      .63        2,150         .58
  Loans in process..................        2,409       1.01        2,217       .75        2,925      .94        2,272         .62
  Deferred loan fees (costs) and
   discounts........................        1,674        .70        1,350       .50        1,071      .35          609         .16
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Total...............................        6,383       2.67        5,567      2.08        5,946     1.92        5,031        1.36
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Total net loans.....................    $ 239,010     100.00%  $  268,280    100.00%   $ 309,082   100.00%  $  369,239      100.00%
                                        =========   ========   ==========  ========    =========  =======   ==========   =========
MORTGAGE-BACKED
  SECURITIES:
  GNMA (2)..........................    $   5,169       4.08%  $    3,366      2.67%   $   2,768     2.25%  $    2,046        1.63%
  FHLMC (3)(6)......................       95,209      75.14       98,506     78.25       93,218    75.81       81,581       64.98
  FNMA (4)(6).......................       25,676      20.26       23,712     18.84       26,864    21.85       41,649       33.17
  CMO (5)...........................            -          -            -         -            -        -            -           -
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Total mortgage-backed securities....      126,054      99.48      125,584     99.76      122,850    99.91      125,276       99.78
ADD/LESS:
  Premiums (discounts), net (6).....          746        .59          489       .39          205      .17          234         .18
  Unrealized (loss) gain on
   securities available for
   sale............................           (93)      (.07)        (184)     (.15)         (91)    (.08)          46         .04
                                        ---------   --------   ----------  --------    ---------  -------   ----------   ---------
Net mortgage-backed securities......    $ 126,707     100.00%  $  125,889    100.00%   $ 122,964   100.00%  $  125,556      100.00%
                                        =========   ========   ==========  ========    =========  =======   ==========   =========

                                                       AT DECEMBER 31,
                                                 --------------------------
                                                            2002
                                                 --------------------------
                                                    AMOUNT      PERCENT
                                                   (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE LOANS:
  Permanent:
    Fixed-rate......................             $   320,529        82.21%
    Adjustable rate.................                   2,137          .55
  Construction(1)...................                   7,893         2.02
  Guaranteed by VA or
   insured by FHA...................                     186          .05
                                                 -----------   ----------
Total mortgage loans................                 330,745        84.83
                                                 -----------   ----------
COMMERCIAL LOANS                                         658          .17
                                                 -----------   ----------
CONSUMER LOANS:
  Passbook or certificate...........                     552          .14
  Home improvement..................                     336          .09
  Equity and second mortgages.......                  59,234        15.19
  Education.........................                       -            -
  Automobile........................                   1,243          .32
  Personal..........................                   1,298          .33
                                                 -----------   ----------
Total consumer loans................                  62,663        16.07
                                                 -----------   ----------
Total loans.........................                 394,066       101.07
                                                 -----------   ----------
Less:
  Allowance for loan losses.........                   2,550          .65
  Loans in process..................                   1,882          .48
  Deferred loan fees (costs) and
   discounts........................                    (231)        (.06)
                                                 -----------   ----------
Total...............................                   4,201         1.07
                                                 -----------   ----------
Total net loans.....................             $   389,865       100.00%
                                                 ===========   ==========
MORTGAGE-BACKED
  SECURITIES:
  GNMA (2)..........................                   1,214          .82%
  FHLMC (3)(6)......................                  99,981        67.38
  FNMA (4)(6).......................                  38,846        26.18
  CMO (5)...........................                   7,670         5.17
                                                 -----------   ----------
Total mortgage-backed securities....                 147,711        99.55%
ADD/LESS:
  Premiums (discounts), net (6).....                     617          .41
  Unrealized (loss) gain on
   securities available for
   sale............................                       58          .04
                                                 -----------   ----------
Net mortgage-backed securities......             $   148,386       100.00%
                                                 ===========   ==========

----------

(1)     Includes acquisition, development and land loans.

(2)     Government National Mortgage Association ("GNMA").

(3)     Federal Home Loan Mortgage Corporation ("FHLMC").

(4)     Federal National Mortgage Association ("FNMA").

(5)     Collateralized Mortgage Obligations.

(6) Includes available for sale securities having a principal balance of $6,228,000 and a net premium of $172,000 for 1998, a principal balance of $5,115,000 and a net premium of $134,000 for 1999, a principal balance of $4,165,000 and a net premium of $98,000 for 2000, a principal balance of $3,084,000 and a net premium of $9,000 for 2001, and a principal balance of $2,188,000 and a net premium of $2,000 for 2002.

The following table sets forth the composition of the Bank's gross loan portfolio by type of security at the dates indicated.

                                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                                2000              2001                            2002
                                       ------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                       ------------------------------------------------------------------------
                                         AMOUNT     PERCENT                  PERCENT                   PERCENT
                                                   OF TOTAL     AMOUNT      OF TOTAL       AMOUNT     OF TOTAL
                                       ---------   ---------   ----------   ---------    ----------   ---------
One-to four-family..................   $ 221,797       70.41%  $  275,056       73.49%   $  295,781       75.06%
Multi-family........................      47,769       15.16       51,498       13.76        46,224       11.73
Commercial real estate..............      29,306        9.30       33,863        9.05        38,526        9.78
Construction and land...............      11,208        3.56        9,123        2.44         9,782        2.48
Commercial..........................         928         .30        1,262         .34           658         .17
Consumer-secured and unsecured......       4,020        1.27        3,468         .92         3,095         .78
                                       ---------   ---------   ----------   ---------    ----------   ---------
   Total gross loans................   $ 315,028      100.00%  $  374,270      100.00%   $  394,066      100.00%
                                       =========   =========   ==========   =========    ==========   =========

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                               2000                      2001                      2002
                                           -----------               ------------              -------------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage Loans (gross):
   At beginning of period...........       $   226,399               $    257,263              $     312,006
                                           -----------               ------------              -------------
   Mortgage loans originated:
     One- to four-family residential            39,439                    107,471                    113,096
     Multi-family residential.......            14,357                     13,210                     16,221
     Commercial.....................             3,886                      5,209                      5,368
     Construction(1)................             3,889                      4,757                      4,693
                                           -----------               ------------              -------------
       Total mortgage loans
        originated..................            61,571                    130,647                    139,378
                                           -----------               ------------              -------------
   Loans purchased..................             1,676                          -                          -
                                           -----------               ------------              -------------
   Transfer to REO..................               222                         33                          -
   Charge-offs......................               235                         65                        143
   Repayments.......................            31,926                     75,806                    120,496
                                           -----------               ------------              -------------
       Total mortgage repayments and
        other reductions.............           32,383                     75,904                    120,639
                                           -----------               ------------              -------------
   At end of period.................       $   257,263               $    312,006              $     330,745
                                           ===========               ============              =============
Commercial Loans (gross):
   At beginning of period...........       $        61               $        928              $       1,263
   Commercial loans originated......             1,035                      1,152                        275
   Charge-offs......................                 -                         25                          -
   Repayments.......................               168                        792                        880
                                           -----------               ------------              -------------
   At end of period                        $       928               $      1,263              $         658
                                           ===========               ============              =============
Consumer Loans (gross):
   At beginning of period...........       $    47,387               $     56,837              $      61,001
   Consumer loans originated........            25,196                     32,716                     32,962
   Consumer loans sold..............               117                          -                        148
   Charge-offs......................                33                        183                        101
   Repayments.......................            15,596                     28,369                     31,051
                                           -----------               ------------              -------------
   At end of period                        $    56,837               $     61,001              $      62,663
                                           ===========               ============              =============
Mortgage-backed securities (gross):
   At beginning of period...........       $   125,584               $    122,850              $     125,276
   Mortgage-backed securities
    purchased.......................            16,217                     34,156                     68,422
   Repayments.......................            18,951                     31,730                     45,987
                                           -----------               ------------              -------------
   At end of period.................         $ 122,850                  $ 125,276                  $ 147,711
                                           ===========               ============              =============

----------
(1) Includes acquisition, development and land loans.

LOAN MATURITY. The following table sets forth the maturity of the Bank's gross loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $47.7 million, $105.0 million, and $152.4 million for the years ended December 31, 2000, 2001 and 2002 respectively.

                                      ONE- TO FOUR-           MULTI-FAMILY
                                    FAMILY RESIDENTIAL       AND COMMERCIAL          CONSTRUCTION        CONSUMER-SECURED
                                    MORTGAGE LOANS(1)     REAL ESTATE LOANS(1)        LOANS (2)         AND UNSECURED LOANS
                                    ------------------    --------------------       ------------       -------------------
                                                                       (IN THOUSANDS)
Amounts due:
   Within 1 year.................   $            1,080    $                336       $      6,586       $               176
                                    ------------------    --------------------       ------------       -------------------

After 1 year:
   1 to 3 years..................                1,587                     910                330                     1,000
   3 to 5 years..................                5,093                   1,646                 12                       867
   5 to 10 years.................               23,400                  12,481                 45                       530
   10 to 20 years................              107,480                  66,411              1,505                       522
   Over 20 years.................              157,141                   2,966              1,304                         -
                                    ------------------    --------------------       ------------       -------------------
   Total due after 1 year........              294,701                  84,414              3,196                     2,919
                                    ------------------    --------------------       ------------       -------------------
Total amounts due................           $  295,781    $             84,750       $      9,782       $             3,095
                                    ==================    ====================       ============       ===================

Less:

   Allowance for loan losses.....
   Loans in process..............
   Deferred loan fees (costs)
    and discounts................

   Total.........................

                                     COMMERCIAL LOANS            TOTAL
                                    ------------------    --------------------
                                                  (IN THOUSANDS)
Amounts due:
   Within 1 year.................   $              658    $              8,836
                                    ------------------    --------------------
After 1 year:
   1 to 3 years..................
   3 to 5 years..................                    -                   3,827
   5 to 10 years.................                    -                   7,618
   10 to 20 years................                    -                  36,456
   Over 20 years.................                    -                 175,918
                                                     -                 161,411
                                    ------------------    --------------------
   Total due after 1 year........                    -                 385,230
                                    ------------------    --------------------
Total amounts due................   $              658    $            394,066
                                    ==================
Less:
   Allowance for loan losses.....                                        2,550
   Loans in process..............                                        1,882
   Deferred loan fees (costs)
    and discounts...............                                          (231)
                                                          --------------------
   Total.........................                         $            389,865
                                                          ====================

----------
(1)     Includes equity, second mortgage and home improvement loans.

(2)     Includes acquisition, development and land loans.

The following table sets forth at December 31, 2002, the dollar amount of all mortgage, consumer and construction loans, due after December 31, 2003, which have fixed interest rates or adjustable interest rates:

                                                              DUE AFTER DECEMBER 31, 2003
                                            -----------------------------------------------------------------
                                              FIXED              FLOATING OR ADJUSTABLE          TOTAL DUE
                                              RATES                      RATES                 AFTER ONE YEAR
                                            ----------           ----------------------        --------------
                                                                    (IN THOUSANDS)
One- to four-family residential (1).        $  290,232           $                4,469        $      294,701
Construction loans..................             1,703                            1,493                 3,196
Multi-family and commercial real
 estate (1).........................            81,744                            2,670                84,414
Consumer-secured and unsecured
 loans..............................             2,406                              513                 2,919
                                            ----------           ----------------------        --------------
Totals                                      $  376,085           $                9,145        $      385,230
                                            ==========           ======================        ==============

----------
(1)     Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 2002, 97.7% of the gross loan portfolio were fixed-rate loans and 2.3% were ARMs, and were originated for the Bank's portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2002, $342.0 million or 86.8% of the Bank's total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $295.8 million were one- to four-family and $46.2 million were multi-family.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank's policy to enforce due-on-sale provisions. As of December 31, 2002, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 5.75% on 15-year loans and 6.00% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2002, $46.2 million or 11.7% of the Bank's total gross loan portfolio consisted of multi-family residential loans.

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

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2002, the Bank's acquisition, development, construction and land loans varied in size from $12,000 to $675,000, net of loans in process, and represented 2.5% of total gross loans.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $38.5 million, or 9.8% of the Bank's total gross loan portfolio, at December 31, 2002. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant's personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2002, the balance of such loans was $3.8 million, or 1.0% of the Bank's total gross loan portfolio.

Loan Review. The Bank has a formalized loan review program, providing for detailed post-closing reviews for loans selected from all categories. After review, reports are made to the mortgage and loan officers and the Board of Directors. Classification determination is presently the responsibility of the Asset Classification Committee. See "Classification of Assets." The purpose of these procedures is to enhance the Bank's ability to properly document the loans it originates and to improve the performance of such loans.

Lending Authority. The Bank's Executive Committee has the authority to approve loans up to $750,000, with the stipulation that loans approved in excess of $500,000 must be reported at the next Board of Directors meeting. The Bank's Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $150,000.

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments are made on behalf of the borrowers. At December 31, 2002, the Bank was servicing $1.1 million of loans for others.

Loan Origination Fees and Other Fees. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $231,000 in net deferred origination costs at December 31, 2002.

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

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

                                                                      AT DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1998         1999         2000          2001         2002
                                               --------    ---------   ----------     ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
One- to four-family residential real
 estate loans (1):
   Non-accrual loans........................   $  2,064    $   2,204   $    1,723     $   1,552    $     984
   Accruing loans 90 days overdue...........        764          736        1,217           641          633
                                               --------    ---------   ----------     ---------    ---------
     Total..................................      2,828        2,940        2,940         2,193        1,617
                                               --------    ---------   ----------     ---------    ---------

Multi-family residential and commercial real
 estate loans (1):
   Non-accrual loans........................        863          834          862           662          468
   Accruing loans 90 days overdue...........        335          321           28           362          440
                                               --------    ---------   ----------     ---------    ---------
     Total..................................      1,198        1,155          890         1,024          908
                                               --------    ---------   ----------     ---------    ---------

Construction loans (2):
   Non-accrual loans........................        185            -            -             -            -
   Accruing loans 90 days overdue...........          -            -          114             -            -
                                               --------    ---------   ----------     ---------    ---------
     Total..................................        185            -          114             -            -
                                               --------    ---------   ----------     ---------    ---------

Commercial loans:
   Non-accrual loans........................          -            -           25             -            -
   Accruing loans 90 days overdue...........          -            -            -             -          137
                                               --------    ---------   ----------     ---------    ---------
     Total..................................          -            -           25             -          137
                                               --------    ---------   ----------     ---------    ---------

                                         (Table of non-accrual loans, continued)

                                                                      AT DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1998         1999         2000          2001         2002
                                               --------    ---------   ----------     ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Consumer loans:
   Non-accrual loans........................        334           92           93            42           33
   Accruing loans 90 days overdue...........          9            6           23             1            6
                                               --------    ---------   ----------     ---------    ---------
     Total..................................        343           98          116            43           39
                                               --------    ---------   ----------     ---------    ---------

Total non-performing loans:
   Non-accrual loans........................      3,446        3,130        2,703         2,256        1,485
   Accruing loans 90 days overdue...........      1,108        1,063        1,382         1,004        1,216
                                               --------    ---------   ----------     ---------    ---------
     Total..................................   $  4,554    $   4,193   $    4,085     $   3,260    $   2,701
                                               ========    =========   ==========     =========    =========

     Total foreclosed real estate, net of
      related reserves.....................    $  1,237    $     456   $      620     $     238    $     155
                                               ========    =========   ==========     =========    =========

     Total non-performing loans and
      foreclosed real estate to total assets       1.40%        1.03%        1.00%         0.65%        0.49%
                                               ========    =========   ==========     =========    =========

----------
(1)     Includes equity and second mortgage loans.

(2)     Includes acquisition and development loans.

At December 31, 2000, 2001, and 2002 nonaccrual loans for which interest has been discontinued totaled approximately $2.7 million, $2.3 million, and $1.5 million, respectively. During the years ended December 31, 2000, 2001, and 2002 the Bank recognized interest income of approximately $71,000, $88,000, and $24,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $270,000, $230,000, and $151,000 for the years ended December 31, 2000, 2001, and 2002, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 2000, 2001, and 2002, respectively, delinquencies in the Bank's portfolio were as follows:

                                      AT DECEMBER 31, 2000                        AT DECEMBER 31, 2001
                           -------------------------------------------   ------------------------------------------
                               60 - 89 DAYS         90 DAYS OR MORE        60 - 89 DAYS         90 DAYS OR MORE
                           ---------------------   -------------------   -------------------   --------------------
                             NUMBER   PRINCIPAL    NUMBER   PRINCIPAL    NUMBER   PRINCIPAL    NUMBER   PRINCIPAL
                               OF     BALANCE OF     OF     BALANCE OF     OF     BALANCE OF     OF     BALANCE OF
                             LOANS      LOANS      LOANS      LOANS      LOANS      LOANS      LOANS      LOANS
                           --------   ----------   ------   ----------   ------   ----------   ------   -----------
                                                   (DOLLARS IN THOUSANDS)
Delinquent loans...........      26   $    1,151       69   $    4,085       28   $    2,291       53   $     3,260
As a percent of total
 gross loans...............                 0.37%                 1.30%                 0.61%                  0.87%

                                       AT DECEMBER 31, 2002
                             -----------------------------------------
                                60 - 89 DAYS        90 DAYS OR MORE
                             -------------------   -------------------
                              NUMBER   PRINCIPAL   NUMBER    PRINCIPAL
                                OF    BALANCE OF     OF     BALANCE OF
                              LOANS      LOANS      LOANS      LOANS
                             ------   ----------   ------   ----------
Delinquent loans...........      35   $    1,764       35   $    2,701
As a percent of total
 gross loans...............                 0.45%                 0.69%

As of December 31, 2002, the Bank had 35 loans which were 90 days or more past due totaling $2.7 million. The average balance of such loans was approximately $77,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; 4 of the loans have loan balances greater than $200,000, the largest of which is $241,000. All loans are within the Bank's lending areas.

The Bank's level of non-performing loans 90 days or more delinquent decreased from $3.3 million at December 31, 2001 to $2.7 million at December 31, 2002. The total of such loans in the lower risk one- to four-family residential category decreased to $1.6 million or 59.9% of non-performing loans 90 days or more delinquent at December 31, 2001 when compared with $2.2 million or 67.3% of non-performing loans 90 days or more delinquent at December 31, 2001. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk decreased from $1.0 million at December 31, 2001 to $900,000 at December 31, 2002.

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

Management of the Bank has classified $2.9 million of its assets as substandard and approximately $33,000 as loss based upon its review of the Bank's loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank's Asset Classification Committee carefully monitors all of the Bank's delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2002, the allowance for loan losses totaled $2.55 million.

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

During the years ended December 31, 2000, 2001, and 2002, gross charge-offs totaled $268,000, $273,000, and $244,000, respectively.

The following table sets forth the activity of the Bank's allowance for loan losses at the dates indicated:

                                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------
                                            1998             1999              2000              2001             2002
                                         ----------       ----------        ----------        ----------       ----------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period......     $    2,475       $    2,300        $    2,000        $    1,950       $    2,150
                                         ----------       ----------        ----------        ----------       ----------
Provision for loan losses...........            292              299               208               459              634
                                         ----------       ----------        ----------        ----------       ----------
Net charge-offs:
   Real estate mortgage loans.......            327              212               235                65              143
   Consumer loans...................            157              392                33               183              101
   Commercial loans.................              -                -                 -                25                -
   Recoveries.......................             17                5                10                14               10
                                         ----------       ----------        ----------        ----------       ----------
Net charge-offs.....................            467              599               258               259              234
                                         ----------       ----------        ----------        ----------       ----------
Balance at end of period............     $    2,300       $    2,000        $    1,950        $    2,150       $    2,550
                                         ==========       ==========        ==========        ==========       ==========
Ratio of net charge offs during the
 period to average loans receivable
 during the period................              .21%             .23%              .09%              .08%             .06%
Ratio of allowance for loan losses to
 total outstanding loans (gross) at
 the end of period................              .94%             .73%              .62%              .57%             .65%
Ratio of allowance for loan losses
 to non-performing loans..........            50.50%           47.62%            47.74%            65.95%           94.41%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                            AT DECEMBER 31,
                                       -------------------------------------------------------
                                        1998       1999        2000        2001         2002
                                       -------    -------    --------     --------    --------
                                       AMOUNT     AMOUNT      AMOUNT       AMOUNT      AMOUNT
                                       -------    -------    --------     --------    --------
                                                        (IN THOUSANDS)
Real estate mortgage loans (1)......   $ 1,900    $ 1,800    $  1,750     $  1,980    $  2,150
Consumer loans......................       400        200         200          150         300
Commercial loans....................         -          -           -           20         100
                                       -------    -------    --------     --------    --------
   Total allowance..................   $ 2,300    $ 2,000    $  1,950     $  2,150    $  2,550
                                       =======    =======    ========     ========    ========

----------
(1)     Includes equity and second mortgages.

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2002 ranging from 3.88% to 10.0%. At December 31, 2002, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $148.3 million or 25.2% of total assets. The carrying value of such securities amounted to $123.0 million, $125.6 million, and $148.4 million at December 31, 2000, 2001, and 2002, respectively, and the fair market value of such securities totaled approximately $123.5 million, $127.7 million, and $154.2 million at December 31, 2000, 2001, and 2002, respectively.

The following table sets forth the contractual maturities of the Bank's gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 2002.

                                                     CONTRACTUAL MATURITIES DUE IN YEAR(S) ENDED
                                                                     DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                       2003-           2005-       2007-        2012-       2022 AND
                                       2004            2006        2011         2021       THEREAFTER     TOTAL
                                      -------         -------    ---------   -----------   ----------   ---------
                                                                    (IN THOUSANDS)
Mortgage-backed securities:
   Held to maturity.................  $   603         $   169    $  11,857   $   112,364   $   20,530   $ 145,523
   Available for sale...............        -               -            -         1,587          601       2,188
                                      -------         -------    ---------   -----------   ----------   ---------
     Total..........................  $   603         $   169    $  11,857   $   113,951   $   21,131   $ 147,711
                                      =======         =======    =========   ===========   ==========   =========

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

As a member of the FHLB-NY, the Bank is required to maintain liquid assets which meet regulatory "safety and soundness" standards. See "Regulation Federal Home Loan Bank System." The average liquidity for the month of December 2002 was 10.92%.

INVESTMENT PORTFOLIO

The following table sets forth certain information regarding the Bank's investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

                                                                    AT DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                               2000                       2001                      2002
                                      ----------------------   ------------------------   -----------------------
                                      AMORTIZED      FAIR       AMORTIZED       FAIR       AMORTIZED      FAIR
                                        COST         VALUE         COST         VALUE        COST         VALUE
                                      ---------    ---------   -----------    ---------   ----------    ---------
                                                                    (IN THOUSANDS)
Investments:
   U.S. Government (including
    federal agencies) available
    for sale and held to maturity...  $   5,996    $   5,901   $     2,000    $   2,013   $        -    $       -
   Mutual Funds available for sale..      1,328        1,326         1,398        1,397        1,442        1,442
   Equity securities available for
    sale............................          7          214             7          265            7          327
   FHLB-NY stock....................      3,496        3,496         3,796        3,796        4,403        4,403
   Subordinated Notes...............      1,000          985         3,000        3,005        7,095        7,461
   Trust originated preferred
    security........................          -            -           500          503          500          525
   Net unrealized gain on
    available for sale securities...        205            -           260            -          346            -
                                      ---------    ---------   -----------    ---------   ----------    ---------
     Total investment securities....  $  12,032    $  11,922   $    10,961    $  10,979   $   13,793    $  14,158
                                      =========    =========   ===========    =========   ==========    =========
Other interest-earning assets:
   Interest bearing deposits........  $   1,700    $   1,700   $    17,872    $  17,872   $   17,685    $  17,685
                                      =========    =========   ===========    =========   ==========    =========
     Total investment portfolio.....  $  13,732    $  13,622   $    28,833    $  28,851   $   31,478    $  31,843
                                      =========    =========   ===========    =========   ==========    =========

The Bank has no investments with any one issuer which exceed 10% of stockholders' equity.

SOURCES OF FUNDS

General. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo's deposits are obtained primarily from the Hudson County area. Pamrapo had acquired brokered deposits totaling $99,000 at December 31, 2002, as compared to $184,000 at December 31, 2001. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits.

Deposits increased by $28.9 million or 6.9% from $416.6 million at December 31, 2001 to $445.5 million at December 31, 2002.

During the month of September 2002, the Bank sold deposits of $21.8 million, furniture, fixtures and leasehold improvements of $221,000 and account loans of $148,000 at its two Brick, New Jersey, branch offices to another financial institution. As a result of the sale, the Bank recognized a net gain of $479,000.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank's deposit accounts at the dates indicated:

                                                                         AT DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                             2000                             2001                             2002
                                ------------------------------   ------------------------------   -------------------------------
                                                      WEIGHTED                         WEIGHTED                         WEIGHTED
                                             % OF      AVERAGE                % OF      AVERAGE                % OF      AVERAGE
                                            TOTAL      NOMINAL               TOTAL      NOMINAL               TOTAL      NOMINAL
                                 AMOUNT    DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE
                               ---------   --------   --------  ---------   --------   -------   ---------   --------   ---------
                                                                     (DOLLARS IN THOUSANDS)
Passbook and club
  Accounts...................  $ 114,433     30.16%     2.54%   $ 137,113     32.92%     2.33%   $ 155,431     34.89%     2.34%
0.00% demand.................     23,808      6.28      0.00       26,248      6.30      0.00       26,314      5.91      0.00
NOW                               26,476      6.98      2.00       32,176      7.72      1.50       32,813      7.37      1.26
Super NOW....................        118       .03      2.00          158       .04      1.50          387       .09      1.26
Money market demand..........     25,682      6.77      3.00       28,293      6.79      2.22       32,594      7.31      2.11
                               ---------    ------              ---------    ------              ---------    ------
    Total passbook, club,
    NOW, and money
    market accounts..........    190,517     50.22      2.21      223,988     53.77      1.92      247,539     55.57      1.92
                               ---------    ------              ---------    ------              ---------    ------

Certificate accounts:
  91-day money market........      2,608       .69      5.43        1,582       .38      2.56        2,730       .61      2.14
  26-week money market.......     27,633      7.28      5.66       29,538      7.09      3.43       26,300      5.90      2.55
  12- to 30-month money
   market....................    121,516     32.03      6.03      120,569     28.94      4.35      124,535     27.95      3.07

  30- to 48-month money
   market....................      8,849      2.33      5.68       11,735      2.82      5.26       13,054      2.93      4.77
  IRA and KEOGH..............     27,606      7.27      5.21       28,991      6.96      4.63       31,250      7.02      3.55
  Negotiated rate............        681       .18      6.39          184       .04      3.80           99       .02      2.25
                               ---------    ------              ---------    ------              ---------    ------

    Total certificates.......    188,893     49.78      5.83      192,599     46.23      4.29      197,968     44.43      3.18
                               ---------    ------              ---------    ------              ---------    ------

    Total deposits...........  $ 379,410    100.00%     4.01%   $ 416,587    100.00%     3.02%   $ 445,507    100.00%     2.48%
                               =========    ======              ========    =======              =========    ======S

The following table sets forth the deposit activity of the Bank for the periods indicated:

                                           YEAR ENDED DECEMBER 31,
                                    ---------------------------------
                                         2000       2001       2002
                                    ---------------------------------
                                               (IN THOUSANDS)

Deposits net of withdrawals.........   $  3,724   $ 22,268   $ 17,438
Interest credited...................     13,761     14,909     11,483
                                       --------   --------   --------

Net increase in deposits............   $ 17,485   $ 37,177   $ 28,921
                                       ========   ========   ========

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002.

                                                                        AT DECEMBER 31, 2002,
                                     AT DECEMBER 31,                         MATURING IN
                          ---------------------------------   ---------------------------------------------
                                                               ONE YEAR     TWO       THREE    GREATER THAN
                             2000        2001        2002      OR LESS     YEARS      YEARS     THREE YEARS
                          ---------   ---------   ---------   ---------   --------   -------   ------------
                                                            (IN THOUSANDS)
   2.99% or less.......   $     100   $  12,798   $  74,055   $  66,172   $  7,873   $    10     $     -

   3.00% to 4.99%......      15,571     128,536     115,030      94,398     14,566     3,316       2,750

   5.00% to 5.99%......      88,157      39,479       6,049       2,480      1,578     1,144         847

   6.00% to 6.99%......      84,538      11,757       2,627         930      1,663         -          34

   7.00% to 7.99%......         527          29         207         207          -         -           -
                          ---------   ---------   ---------   ---------   --------   -------     -------

     Total.............   $ 188,893   $ 192,599   $ 197,968   $ 164,187   $ 25,680   $ 4,470     $ 3,631
                          =========   =========   =========   =========   ========   =======     =======

At December 31, 2002, the Bank had outstanding $57.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                AMOUNT
                                                                ------
                                                            (IN THOUSANDS)

Three months or less.....................................      $ 11,880
Over three through six months............................        12,107
Over six through twelve months...........................        24,510
Over twelve months.......................................         9,346
                                                               --------

     Total...............................................      $ 57,843
                                                               ========

Borrowings. Although deposits are the Bank's primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank's unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2002, outstanding advances from the FHLB-NY amounted to $84.3 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, at the dates indicated:

                                                                AT DECEMBER 31,
                                                        ------------------------------
                                                          2000       2001       2002
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
     Maturity
     --------------
     5.10% due 2001..................................   $    243   $      -   $      -
     6.51% due 2002..................................      5,000      5,000          -
     4.00% due 2002..................................          -      3,000          -
     5.36% due 2003..................................     15,340     15,340     15,340
     7.15% due 2003..................................      5,000      5,000      5,000
     4.65% due 2003..................................          -      7,000      7,000
     4.04% due 2004..................................          -      5,000      5,000
     3.10% due 2004..................................          -          -      7,000
     4.54% due 2005..................................          -      5,000      5,000
     3.64% due 2005..................................          -          -      8,000
     4.84% due 2006..................................          -      5,000      5,000
     4.20% due 2006..................................          -          -      7,000
     3.50% due 2007..................................          -          -      3,000
     4.85% due 2008..................................          -      7,000      7,000
     6.19% due 2010..................................     10,000     10,000     10,000
                                                        --------   --------   --------

         Total advances from the FHLB-NY.............   $ 35,583   $ 67,340   $ 84,340
                                                        ========   ========   ========

The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 2002 amounted to $149,000.

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

SUBSIDIARIES

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") to invest an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2002, Pamrapo had $2.2 million, or 0.4% of its assets invested in Pamrapo Service Corporation (the "Corporation"), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation's only investments are in bank premises and real estate held for investment.

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

A large portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2002, approximately 97.7% of the Bank's gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank's interest rate spread.

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

                                                                              YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                                        2000                             2001
                                                          ------------------------------   ------------------------------
                                                           AVERAGE                YIELD/    AVERAGE                YIELD/
                                                           BALANCE    INTEREST     COST     BALANCE    INTEREST     COST
                                                          ---------   ---------   ------   ---------   ---------   ------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)............................................   $ 284,591   $ 23,540     8.27%   $ 340,340   $ 27,480     8.07%
  Mortgage-backed securities...........................     125,750      8,114     6.45      121,596      7,925     6.52
  Investments..........................................       9,387        729     7.77        8,840        597     6.75
  Other interest-earning assets........................      13,190        780     5.91       11,841        623     5.26
                                                          ---------   --------             ---------   --------

    Total interest-earning assets......................     432,918     33,163     7.66      482,617     36,625     7.59
                                                          ---------   --------             ---------   --------

Non-interest-earning assets............................      21,279                           23,164
                                                          ---------                        ---------

    Total assets (1)...................................   $ 454,197                        $ 505,781
                                                          =========                        =========

Interest-bearing liabilities:
  Passbook and club account............................   $ 113,381      2,629     2.32    $ 128,648      3,281     2.55
  NOW and money market accounts........................      51,791      1,225     2.37       57,742      1,148     1.99
  Certificates of Deposits.............................     180,892      9,907     5.48      195,106     10,481     5.37
  Advances and other borrowings........................      29,578      1,737     5.87       45,548      2,635     5.79
                                                          ---------   --------             ---------   --------

    Total interest-bearing liabilities.................     375,642     15,498     4.13      427,044     17,545     4.11
                                                          ---------   --------             ---------   --------

Non-interest-bearing liabilities:
  Non-interest-bearing demand accounts.................      23,519                           21,604
  Other................................................       8,263                           10,376
                                                          ---------                        ---------

    Total non-interest-bearing
     liabilities.......................................      31,782                           31,980
                                                          ---------                        ---------

    Total liabilities..................................     407,424                          459,024
                                                                                           ---------

Stockholders' equity...................................      46,773                           46,757
                                                          ---------                        ---------
    Total liabilities and stockholders' equity.........
                                                          $ 454,197                        $ 505,781
                                                          =========                        =========

Net interest income/interest rate spread...............               $ 17,665     3.53%               $ 19,080     3.48%
                                                                      ========     ====                ========     ====

Net interest-earning assets/net yield on
  Interest- earning assets.............................   $  57,276                 4.08%   $  55,573                3.95%
                                                          =========                 ====    =========                ====

Ratio of average interest-earning assets to
  Average interest-bearing liabilities.................                   1.15x                            1.13x
                                                                          ====                             ====

                                                              YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                                       2002
                                                          ------------------------------
                                                           AVERAGE                YIELD/
                                                           BALANCE    INTEREST     COST
                                                          ---------   ---------   ------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)............................................   $ 384,671   $ 29,267     7.61%
  Mortgage-backed securities...........................     127,674      7,765     6.08
  Investments..........................................       7,163        518     7.23
  Other interest-earning assets........................      25,534        508     1.99
                                                          ---------   --------

    Total interest-earning assets......................     545,042     38,058     6.98
                                                          ---------   --------

Non-interest-earning assets............................      18,397
                                                          ---------

    Total assets (1)...................................   $ 563,439
                                                          =========

Interest-bearing liabilities:
  Passbook and club account............................   $ 145,051      3,428     2.36
  NOW and money market accounts........................      62,683      1,081     1.72
  Certificates of Deposits.............................     193,654      6,974     3.60
  Advances and other borrowings........................      75,525      3,807     5.04
                                                          ---------   --------

    Total interest-bearing liabilities.................     476,913     15,290     3.21
                                                          ---------   --------

Non-interest-bearing liabilities:
  Non-interest-bearing demand accounts.................      27,363
  Other................................................      10,120
                                                          ---------

    Total non-interest-bearing
     liabilities.......................................      37,483
                                                          ---------

    Total liabilities..................................     514,396
                                                          ---------

Stockholders' equity...................................      49,043
                                                          ---------
    Total liabilities and stockholders' equity.........
                                                          $ 563,439
                                                          =========

Net interest income/interest rate spread...............               $ 22,768     3.77%
                                                                      ========     ====

Net interest-earning assets/net yield on
  Interest- earning assets.............................   $  68,129                4.18%
                                                          =========                ====

Ratio of average interest-earning assets to
  Average interest-bearing liabilities.................                   1.14x
                                                                          ====

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $155.4 million at December 31, 2002, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $32.6 million at December 31, 2002, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the
cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $59.5 million at December 31, 2002, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and
100.00% on the cumulative declining balance of such accounts during the periods shown.

                                                       MORE THAN    MORE THAN    MORE THAN    MORE THAN
                                           1 YEAR      1 YEAR TO   3 YEARS TO   5 YEARS TO   10 YEARS TO    MORE THAN
                                           OR LESS      3 YEARS      5 YEARS     10 YEARS      20 YEARS      20 YEARS     TOTAL
                                         ----------   ----------   ----------   ----------   -----------   ----------   ---------
                                                                              (IN THOUSANDS)
Interest-earning Assets:
  Loans...............................   $    8,836   $    3,827   $    7,618   $   36,456   $   175,918   $  161,411   $ 394,066
  Mortgage-backed securities (1)......          222          414          265       21,130       109,550       16,130     147,711
  Investments (1)(2)..................        1,449            -        1,000        6,095           500            -       9,044
  Other interest-earning assets (3)...        4,403            -            -            -             -            -       4,403
                                         ----------   ----------   ----------   ----------   -----------   ----------   ---------

    Total interest-earning assets.....       14,910        4,241        8,883       63,681       285,968      177,541     555,224
                                         ----------   ----------   ----------   ----------   -----------   ----------   ---------

Interest-bearing Liabilities:
  NOW and Super NOW
   accounts...........................       22,020       20,157        5,394        7,240         3,973          730      59,514
  Money market accounts...............       25,749        3,586        1,707        1,309           237            6      32,594
  Passbook and club accounts..........       26,423       40,134       26,164       33,211        22,970        6,528     155,430
  Certificate accounts................      164,187       30,150        3,631            -             -            -     197,968
  Advances and other borrowings.......       27,340       25,000       15,000       17,000           149            -      84,489
                                         ----------   ----------   ----------   ----------   -----------   ----------   ---------

  Total interest-bearing
   liabilities........................      265,719      119,027       51,896       58,760        27,329        7,264     529,995
                                         ----------   ----------   ----------   ----------   -----------   ----------   ---------

Interest sensitivity gap per period...   $ (250,809)  $ (114,786)  $  (43,013)  $    4,921   $   258,639   $  170,277   $  25,229
                                         ==========   ==========   ==========   ==========   ===========   ==========   =========

Cumulative interest sensitivity gap...   $ (250,809)  $ (365,595)  $ (408,608)  $ (403,687)  $  (145,048)  $   25,229
                                         ==========   ==========   ==========   ==========   ===========   ==========

Cumulative gap as a percent of
 total assets.........................       (42.61%)     (62.11%)     (69.41%)     (68.58%)      (24.64%)      (4.29%)
                                         ==========   ==========   ==========   ==========   ===========   ==========

Cumulative interest-sensitive assets
 as a percent of interest-sensitive
 liabilities..........................        (5.61%)      (4.98%)      (6.42%)     (18.51%)      (72.25%)     (104.76%)
                                         ==========   ==========   ==========   ==========   ===========   ==========

----------

(1) Includes available for sale securities.

(2) Includes $95,000 premium.

(3) Includes FHLB-NY stock which has no stated maturity.

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

                                                          YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                                 2001 V. 2000                  2002 V. 2001
                                          --------------------------   ----------------------------
                                              INCREASE (DECREASE)           INCREASE (DECREASE)
                                                    DUE TO                        DUE TO
                                          --------------------------   ----------------------------
                                           VOLUME    RATE      NET      VOLUME     RATE       NET
                                          -------   ------   -------   -------   --------   -------
                                                              (IN THOUSANDS)
Interest income:
  Loans................................   $ 4,621   $ (681)  $ 3,940   $ 3,557   $ (1,769)  $ 1,787
  Mortgaged-backed securities..........      (274)      85      (189)      401       (562)     (160)
  Investments..........................       (42)     (90)     (132)     (113)        34       (79)
  Other interest-earning assets........       (80)     (77)     (157)      720       (835)     (115)
                                          -------   ------   --------  -------   --------   -------

      Total interest income............     4,225     (763)    3,462     4,565     (3,132)    1,433
                                          -------   ------   -------   -------   --------   -------

Interest expense:
  Passbook and club accounts...........       356      296       652       422       (276)      147
  NOW and money market accounts........       142     (219)      (77)      102       (169)      (67)
  Certificates of deposit..............       789     (215)      574       (79)    (3,428)   (3,507)
  Advance and other borrowings.........       934      (36)      898     1,739       (566)    1,172
                                          -------   ------   -------   -------   --------   -------

      Total interest expense...........     2,221     (174)    2,047     2,184     (4,439)   (2,255)
                                          -------   ------   -------   -------   --------   -------

Net change in net interest..............  $ 2,004   $ (589)  $ 1,415   $ 2,381   $  1,307   $ 3,688
                                          =======   ======   =======   =======   ========   =======

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

FEDERAL SAVINGS INSTITUTION REGULATION

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 4% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's total assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2002, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2002.

                    Actual Amount   Required Amount   Excess Amount   Actual Percent   Required Percent
                    -------------   ---------------   -------------   --------------   ----------------
                                                 (DOLLARS IN THOUSANDS)
Tangible            $      41,474   $         8,790   $      32,684             7.08%              1.50%
Core (Leverage)            41,474            23,440          18,034             7.08%              4.00%
Risk-based                 43,991            24,518          19,473            14.35%              8.00%

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

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2002, FICO payments for SAIF members and Bank Insurance Fund ("BIF" - the deposit insurance fund that covers most commercial bank deposits) members approximated 1 basis point. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

The Bank's assessment rate for the year ended December 31, 2002 was 0 basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $73,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2002, the Bank's limit on loans to one borrower was $6.6 million. At December 31, 2002, the Bank's largest aggregate outstanding balance of loans to one borrower was $4.2 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2002, the Bank maintained 90.52% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2002, the Bank was classified as a Tier 1 Bank.

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

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution "maintain sufficient liquidity to ensure its safe and sound operation." The Bank's average liquidity ratio for the month of December 2002 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 10.92%, and in the opinion of management meets current requirements for Bank's safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $115,000.

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

Standards for Safeguarding Customer Information. In 1999, the President signed the Gramm-Leach-Bliley Act was into law. Section 501 of the Act requires that bank regulatory agencies establish appropriate standards for financial institutions relating to the administrative, technical, and physical safeguards for customer records and information. Accordingly, the OTS, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published Interagency Guidelines for Safeguarding Customer Information in February of 2001. The Customer Information Guidelines require the Bank to adopt a comprehensive written information security program that is designed to protect against unauthorized access to or use of customers' nonpublic personal information. All elements of the security program must be coordinated among all parts of the bank. The Board of Directors of the Bank must approve the written information security program and oversee its the development, implementation and maintenance. The Bank must identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer information systems, assess the likelihood and potential damage of these threats (taking into consideration the sensitivity of customer information), and assess the sufficiency of policies, procedures, customer information systems, and other arrangements in place to control risks. In order to manage and control any risk, the Bank should design its information security program to control the identified risks, commensurate with the sensitivity of the information as well as the complexity and scope of the bank's activities and adopt such measures listed in the Guidelines regarding access, controls, encryption and other procedures that the bank concludes are appropriate. In addition, Banks are required to exercise due diligence in selecting service providers having access to customer information, require such service providers by contract to implement appropriate measures designed to meet the objectives of the Guidelines, and monitor such service providers to confirm that they have satisfied their obligations under the contract. The Bank must report to its board at least annually describing the overall status of the information security program and the Bank's compliance with the Guidelines.

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

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. Some provisions of the Act took effect upon passage while the rest take effect over a period of 30 to 270 days after passage and are subject to rulemaking by the Securities and Exchange Commission and the self regulatory organizations. Some of the changes included in the new, amended and proposed regulations are:

        . Require accelerated annual and quarterly reporting for certain filers and require the CEOs and CFOs to certify their company's financial reports, filings & control systems;
        . Require increased disclosure and reporting obligations for the company, its officers and directors, and its affiliates;
        . Require that the company comply with new audit committee independence and auditor independence requirements; and
        . Implement new corporate responsibility requirements and provide additional corporate and criminal fraud accountability.

The Company is continuing to monitor the passage of the new and amended regulations and is taking appropriate measures to comply with them. Although the Company will incur additional expense in complying with the various provisions of the Act and the new and amended regulations, management does not expect that such compliance will have a material impact on the Company's results of operations or financial condition.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 2002 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank incurred an additional tax payment of approximately $150,000 in 1996, which was paid over a six year period ending with the final payment in 2001.

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

STATE AND LOCAL TAXATION

New Jersey Taxation. The Bank, its subsidiary, Pamrapo Service Corporation, and the Company file separate New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000).

PERSONNEL

As of December 31, 2002, the Bank had 95 full-time employees and 25 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

The Bank conducts its business through nine branch offices and one administrative office. Three offices have drive-up facilities. The Bank has automatic teller machines at eight of its nine branch facilities and ten other off-site locations. The following table sets forth information relating to each of the Bank's offices as of December 31, 2002. The total net book value of the Bank's premises and equipment at December 31, 2002 was $4.4 million.

                                                                     YEAR                   NET
                           LOCATION                              OFFICE OPENED          BOOK VALUE
     ------------------------------------------------------    ------------------    ---------------
                                                                                      (IN THOUSANDS)
     Executive Office
         591-597 Avenue C
         Bayonne, New Jersey...............................                  1985    $         1,751
     Branch Offices
         611 Avenue C
         Bayonne, New Jersey...............................                  1984                672
         155 Broadway
         Bayonne, New Jersey...............................                  1973                110
         175 Broadway
         Bayonne, New Jersey...............................                  1985                  -(1)
         861 Broadway
         Bayonne, New Jersey...............................                  1962                121
         987 Broadway
         Bayonne, New Jersey...............................                  1977                258
         1475 Bergen Boulevard
         Fort Lee, New Jersey..............................                  1990                  -(2)
         544 Broadway
         Bayonne, New Jersey...............................                  1995                 19(2)
         401 Washington Street
         Hoboken, New Jersey...............................                  1990                250(2)
         473 Spotswood-Englishtown Road
         Monroe, New Jersey................................                  1998                406(2)
                                                                                     ---------------
         Net book value of properties......................                                    3,587
         Furnishings and equipment (3).....................                                      830
                                                                                     ---------------
            Total premises and equipment...................                          $         4,417
                                                                                     ===============

----------

         (1) The net book value of the property is included in investment in real estate.

         (2) Leased Property.

         (3) Includes off-site ATMs.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is from time to time a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of any such existing litigation should not have material effect on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information relating to the market for Registrant's common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant's 2002 Annual Report to Stockholders on page 43 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data appears under Selected Consolidated Financial Condition and Operating Data of the Company in the Registrant's 2002 Annual Report to Stockholders on pages 41 and 42 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2002 Annual Report to Stockholders on pages 9 through 14 and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant's 2002 Annual Report to Stockholders on pages 15 through 39 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003 at pages 5 through 7.

ITEM 11.  EXECUTIVE COMPENSATION.

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003 at pages 14 through 17.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The information relating to security ownership of certain beneficial owners is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003 on pages 3 through 4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003 on page 17.

ITEM 14.  CONTROLS AND PROCEDURES.

As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                               Page
                                                                               ----
(a) The following documents are filed as a part of this report:

    (1)  Consolidated Financial Statements of Pamrapo Bancorp, Inc.
            are incorporated by reference to the indicated pages of the 2002 Annual Report to Stockholders.

         Consolidated Statements of Financial Condition as of
            December 31, 2001 and 2002.......................................   15

         Consolidated Statements of Income for the Years Ended
            December 31, 2000, 2001, and 2002................................   16

         Consolidated Statements of Comprehensive Income for
            the Years Ended December 31, 2000, 2001, and 2002................   17

         Consolidated Statements of Changes in Stockholders' Equity
            for the Years Ended December 31, 2000, 2001, and 2002............   18

         Consolidated Statements of Cash Flows for the Years
            Ended December 31, 2000, 2001, and 2002..........................   19

         Notes to Consolidated Financial Statements..........................   21

         Independent Auditors' Report........................................   39

         Management Responsibility Statement.................................   40

The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3)     Exhibits.

    (a) The following exhibits are filed as part of this report.

        3.1     Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.*
        3.2     Bylaws of Pamrapo Bancorp, Inc.*
        4       Stock Certificate of Pamrapo Bancorp, Inc.**
        10.1    Employment Agreement between the Bank and William J. Campbell.**
        10.2    Employment Agreement between the Company and William J.
                Campbell.**
        10.3    Special Termination Agreement (Hughes). ***
        10.5    Special Termination Agreement (Russo).**
        10.6    Change of Control Agreement (Walter).****
        10.7    Management Recognition and Retention Plan and Trust.**
        10.11   Board of Directors' Compensation and Trust Agreement.**
        11      Computation of earnings per share (filed herewith).
        13      Portions of the 2002 Annual Report to Stockholders
                (filed herewith).
        21      Subsidiary information is incorporated herein by reference to
                "Part I - Subsidiaries."
        23      Consent of Auditors (filed herewith).
        99.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (filed herewith).
        99.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (filed herewith).

        ----------
        * Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001, SEC file No. 000-18014.

        ** Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

        *** Incorporated herein by reference to the Form 10-Q, Quarterly Report, filed on May 6, 1997, Registration No. 000-18014.

        **** Incorporated herein by reference to the Form 10-K Annual Report, filed on March 27, 2002, SEC file No. 000-18014.

    (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the 2002 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         PAMRAPO BANCORP, INC.


                                                         /s/ William J. Campbell
                                                         -----------------------
                                                         William J. Campbell
                                                         President

DATED:  March 31, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                          Title                           Date
---------------------------   -----------------------------   ------------------

/s/ William J. Campbell       President, Chief Executive      March 31, 2003
---------------------------   Officer and Director
William J. Campbell           (Principal Executive Officer)

/s/ Kenneth D. Walter         Treasurer/Chief Financial       March 31, 2003
---------------------------   Officer (Principal Financial
Kenneth D. Walter             and Accounting Officer)

/s/ Daniel J. Massarelli      Chairman of the Board and       March 31, 2003
---------------------------   Director
Daniel J. Massarelli

/s/ John A. Morecraft         Vice Chairman of the Board      March 31, 2003
---------------------------   and Director
John A. Morecraft

/s/ Patrick D. Conaghan       Director                        March 31, 2003
---------------------------
Patrick D. Conaghan

/s/ James J. Kennedy          Director                        March 31, 2003
---------------------------
James J. Kennedy

/s/ Dr. Jaime Portela         Director                        March 31, 2003
---------------------------
Dr. Jaime Portela

/s/ Francis J. O'Donnell      Director                        March 31, 2003
---------------------------
Francis J. O'Donnell

                                 CERTIFICATIONS

I, William J. Campbell, certify that:

1.  I have reviewed this annual report on Form 10-K of Pamrapo Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
                                                         /s/ William J. Campbell
                                                         -----------------------
                                                         William J. Campbell
                                                         Chief Executive Officer

I, Kenneth D. Walter, certify that:

1.  I have reviewed this annual report on Form 10-K of Pamrapo Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
                                                         /s/ Kenneth D. Walter
                                                         -----------------------
                                                         Kenneth D. Walter
                                                         Chief Financial Officer