Form 10-Q
period 2003-03-31
PAMRAPO BANCORP INC
filed 2003-04-30
CIK 854071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _____________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2003
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ____________________________________


                         Commission File Number 0-18014
                                                -------

                              PAMRAPO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                          22-2984813
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

   611 Avenue C, Bayonne, New Jersey                             07002
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             201-339-4600
                                                         -----------------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ______
                                              -----

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 29, 2003.
                                         --------------

           $.01 par value common stock - 5,145,986 shares outstanding

                              PAMRAPO BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                              Page
PART I - FINANCIAL INFORMATION                                                               Number
                                                                                           ----------
  Item 1:  Financial Statements

           Consolidated Statements of Financial Condition
            at March 31, 2003 and December 31, 2002 (Unaudited)                                1


           Consolidated Statements of Income for the
            Three Months Ended March 31, 2003 and 2002 (Unaudited)                             2


           Consolidated Statements of Comprehensive Income for the
            Three Months Ended March 31, 2003 and 2002 (Unaudited)                             3


           Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2003 and 2002 (Unaudited)                            4


           Notes to Consolidated Financial Statements                                          5


  Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                    6 - 9


  Item 3:  Quantitative and Qualitative Disclosure About Market Risk                        10 - 11


  Item 4:  Controls and Procedures                                                            12


PART II - OTHER INFORMATION                                                                   13



SIGNATURES                                                                                    14

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                  March 31,       December 31,
ASSETS                                                                              2003              2002
------                                                                          -------------    -------------
Cash and amounts due from depository institutions                               $   2,740,544    $   6,172,543
Interest-bearing deposits in other banks                                           21,703,129       17,684,844
                                                                                -------------    -------------

Total cash and cash equivalents                                                    24,443,673       23,857,387

Securities available for sale                                                       4,346,386        4,542,528
Investment securities held to maturity;
  estimated fair value of $7,568,000 (2003)
  and $7,461,000 (2002)                                                             7,085,029        7,095,209
Mortgage-backed securities held to maturity; estimated
  fair value of $175,281,000 (2003) and $151,972,000 (2002)                       170,012,657      146,138,326
Loans receivable                                                                  381,399,740      389,864,704
Foreclosed real estate                                                                155,340          155,340
Investment in real estate                                                             210,295          213,643
Premises and equipment                                                              4,364,440        4,417,239
Federal Home Loan Bank stock, at cost                                               4,403,400        4,403,400
Interest receivable                                                                 3,030,248        2,982,315
Other assets                                                                        4,789,059        4,988,854
                                                                                -------------    -------------

        Total assets                                                            $ 604,240,267    $ 588,658,945
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                                   $ 465,123,518    $ 445,507,415
     Advances from Federal Home Loan Bank of New York                              79,340,000       84,340,000
     Other borrowed money                                                             141,544          149,166
     Advance payments by borrowers for taxes and insurance                          3,979,426        3,835,862
     Other liabilities                                                              4,075,787        4,070,229
                                                                                -------------    -------------

        Total liabilities                                                         552,660,275      537,902,672
                                                                                -------------    -------------

Stockholders' equity:
     Preferred stock; authorized 3,000,000 shares;
       issued and outstanding - none                                                        -                -
     Common stock; par value $.01; authorized 7,000,000 shares;
       6,900,000 shares issued; 5,145,986 shares, outstanding                          69,000           69,000
     Paid-in capital in excess of par value                                        18,937,168       18,937,168
     Retained earnings - substantially restricted                                  51,706,741       50,889,220
     Accumulated other comprehensive income -
       Unrealized gain on securities available for sale                               248,744          242,546
     Treasury stock, at cost; 1,754,014 shares                                    (19,381,661)     (19,381,661)
                                                                                -------------    -------------

        Total stockholders' equity                                                 51,579,992       50,756,273
                                                                                -------------    -------------

        Total liabilities and stockholders' equity                              $ 604,240,267    $ 588,658,945
                                                                                =============    =============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                      2003             2002
                                                                                 --------------   --------------
Interest income:
     Loans                                                                        $  6,931,445     $  7,364,105
     Mortgage-backed securities                                                      2,124,358        2,060,444
     Investments and other interest-earning assets                                     287,933          178,929
                                                                                  ------------     ------------

        Total interest income                                                        9,343,736        9,603,478
                                                                                  ------------     ------------
Interest expense:
     Deposits                                                                        2,623,870        3,001,272
     Advances and other borrowed money                                                 999,496          916,077
                                                                                  ------------     ------------

        Total interest expense                                                       3,623,366        3,917,349
                                                                                  ------------     ------------

Net interest income                                                                  5,720,370        5,686,129
Provision for loan losses                                                               30,000          210,000
                                                                                  ------------     ------------

Net interest income after provision for loan losses                                  5,690,370        5,476,129
                                                                                  ------------     ------------

Non-interest income:
     Fees and service charges                                                          342,015          342,345
     Miscellaneous                                                                     230,784          188,057
                                                                                  ------------     ------------

        Total non-interest income                                                      572,799          530,402
                                                                                  ------------     ------------

Non-interest expenses:
     Salaries and employee benefits                                                  1,715,438        1,686,764
     Net occupancy expense of premises                                                 260,488          268,515
     Equipment                                                                         361,820          284,789
     Advertising                                                                        44,348           38,313
     Federal insurance premium                                                          17,948           18,484
     Miscellaneous                                                                     756,417          669,265
                                                                                  ------------     ------------

        Total non-interest expenses                                                  3,156,459        2,966,130
                                                                                  ------------     ------------

Income before income taxes                                                           3,106,710        3,040,401
Income taxes                                                                         1,259,992        1,109,185
                                                                                  ------------     ------------

Net income                                                                        $  1,846,718     $  1,931,216
                                                                                  ------------     ------------

Net income per common share:
      Basic/diluted                                                               $       0.36     $       0.37
                                                                                  ============     ============

Dividends per common share                                                        $       0.20           0.1875
                                                                                  ============     ============

Weighted average number of common shares and common stock equivalents outstanding:
      Basic/diluted                                                                  5,145,986         5,151,698
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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                      2003              2002
                                                                                 --------------   --------------
Net income                                                                        $  1,846,718     $  1,931,216
                                                                                  ------------     ------------

Other comprehensive income, net of income taxes:
     Gross unrealized holding gain on securities
       available for sale                                                               10,298           37,352
     Deferred income taxes                                                              (4,100)         (13,400)
                                                                                  ------------     ------------

     Other comprehensive income                                                          6,198            23,952
                                                                                  ------------     ------------

Comprehensive income                                                              $  1,852,916     $  1,955,168
                                                                                  ============     ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -------------------------------
                                                                                           2003              2002
                                                                                      --------------   --------------
Cash flows from operating activities:
     Net income                                                                        $  1,846,718     $  1,931,216
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment
          and investment in real estate                                                     155,002          147,283
        Amortization of premiums and discounts, net                                          97,498           17,436
        Accretion of deferred loan fees, net                                                 65,012          (64,510)
        Provision for loan losses                                                            30,000          210,000
        (Increase) in interest receivable                                                   (47,933)         (74,380)
        Decrease (increase) in other assets                                                 195,695         (649,832)
        Increase in other liabilities                                                         5,558        2,458,873
                                                                                       ------------     ------------

            Net cash provided by operating activities                                     2,347,550        3,976,086
                                                                                       ------------     ------------

Cash flow from investing activities:
     Principal repayments on securities available for sale                                  213,186          258,167
     Purchases of securities available for sale                                              (8,396)         (11,438)
     Proceeds from calls of investment securities held to maturity                                -        2,000,000
     Principal repayments on mortgage-backed securities held
       to maturity                                                                       15,971,561       10,910,007
     Purchases of mortgage-backed securities held to maturity                           (39,931,560)     (10,883,494)
     Net change in loans receivable                                                       8,369,952      (19,700,473)
     Additions to premises and equipment                                                    (98,855)         (14,312)
     Purchase of Federal Home Loan Bank of New York stock                                         -         (607,300)
                                                                                       ------------     ------------

            Net cash (used in) investing activities                                     (15,484,112)     (18,048,843)
                                                                                       ------------     ------------

Cash flows from financing activities:
     Net increase in deposits                                                            19,616,103        2,541,302
     Net (decrease) increase in advances from Federal Home Loan Bank
       of New York                                                                       (5,000,000)       5,000,000
     Net (decrease) in other borrowed money                                                  (7,622)          (7,037)
     Net increase in payments by borrowers for
       taxes and insurance                                                                  143,564          150,253
     Cash dividends paid                                                                 (1,029,197)        (966,486)
     Purchase of treasury stock                                                                   -         (269,200)
                                                                                       ------------     ------------

            Net cash provided by financing activities                                    13,722,848        6,448,832
                                                                                       ------------     ------------

Net increase (decrease) in cash and cash equivalents                                        586,286       (7,623,925)
Cash and cash equivalents - beginning                                                    23,857,387       22,688,885
                                                                                       ------------     ------------

Cash and cash equivalents - ending                                                     $ 24,443,673     $ 15,064,960
                                                                                       ============     ============

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                            $  3,699,930     $  3,991,567
                                                                                       ============     ============

See notes to consolidated financial statements.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. PRINCIPLES OF CONSOLIDATION
------------------------------

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the "Bank") and Pamrapo Service Corp, Inc. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. NET INCOME PER COMMON SHARE
------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. There were no potentially dilutive contracts or securities outstanding at either March 31, 2003 or 2002, or during the three months then ended.

On April 30, 2002, the Board of Directors declared a two-for-one stock split which was paid on May 29, 2002 in the form of a stock dividend on the Company's common stock to shareholders of record on May 15, 2002. Net income per common share, dividends per common share, and weighted average number of common shares outstanding have been adjusted to reflect the two-for-one stock split for the three months ended March 31, 2002.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Changes in Financial Condition

The Company's assets at March 31, 2003 totaled $604.2 million, which represents an increase of $15.5 million or 2.6% as compared with $588.7 million at December 31, 2002.

Securities available for sale at March 31, 2003, decreased $197,000 or 4.3% to $4.3 million when compared with $4.5 million at December 31, 2002. The decrease during the three months ended March 31, 2003, resulted primarily from repayments on securities available for sale of $213,000, sufficient to offset an increase in net unrealized gain of $10,000 and purchases of $8,000.

Investment securities held to maturity at March 31, 2003, remained unchanged at $7.1 million when compared with December 31, 2002. Mortgage-backed securities held to maturity at March 31, 2003 increased $23.9 million or 16.4% to $170.0 million when compared with $146.1 million at December 31, 2002. During the three months ended March 31, 2003, purchases of mortgage-backed securities held to maturity amounted to $39.9 million, offset by repayments of $16.0 million.

Net loans amounted to $381.4 million at March 31, 2003, as compared to $389.9 million at December 31, 2002, which represents a decrease of $8.5 million or 2.2%. The decrease during the three months ended March 31, 2003 resulted primarily from principal repayments exceeding loan origination.

Foreclosed real estate remained unchanged at $155,000 at March 31, 2003 and December 31, 2002, respectively.

Deposits at March 31, 2003 totaled $465.1 million as compared with $445.5 million at December 31, 2002, representing an increase of $19.6 million or 4.4%.

Advances from the Federal Home Loan Bank ("FHLB") decreased $5.0 million or 5.9% to $79.3 million at March 31, 2003, when compared to $84.3 million at December 31, 2002, due to repayments.

Stockholders' equity totaled $51.6 million and $50.8 million at March 31, 2003, and December 31, 2002, respectively. The increase of $824,000 was primarily the result of the net income for three months ended March 31, 2003, of $1.8 million, partially offset by cash dividends paid of $1.0 million.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and
2002

Net income decreased $84,000 or 4.4% to $1.8 million for the three months ended March 31, 2003, compared with $1.9 million for the same 2002 period. The decrease in net income during the 2003 period resulted from a decrease in total interest income along with increases in non-interest expenses and income taxes which were offset by an increase in non-interest income along with decreases in interest expense and in provision for loan losses.

Interest income on loans decreased by $433,000 or 5.9% to $6.9 million during the three months ended March 31, 2003, when compared with $7.4 million for the same 2002 period. The decrease during the 2003 period resulted from a decrease of fifty-five basis points in the yield earned on loans, which was partially offset by an increase of $5.2 million or 1.4% in the average balance of loans outstanding. Interest on mortgage-backed securities increased $64,000 or 3.1% to $2.12 million during the three months ended March 31, 2003, when compared with $2.06 million for the same 2002 period. The increase during the 2002 period resulted from an increase of $26.2 million or 20.2% in the average balance of mortgage-backed securities outstanding, which

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002 (Cont'd.)

was sufficient to offset a decrease of ninety-one basis points in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $109,000 or 60.9% to $288,000 during the three months ended March 31, 2003, when compared to $179,000 during the same 2002 period primarily due to an increase of $15.1 million or 99.8% in the average balance of such assets outstanding sufficient to offset a decrease of ninety-three basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $377,000 or 12.6% to $2.6 million during the three months ended March 31, 2003, when compared to $3.0 million during the same 2002 period. Such decrease was primarily attributable to a decrease of sixty-one basis points in the cost of interest-bearing deposits, which was sufficient to offset an increase of $35.8 million or 9.2% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $83,000 or 9.1% to $999,000 during the three months ended March 31, 2003, when compared with $916,000 during the same 2002 period, primarily due to an increase of $13.1 million or 18.5% in the average balance of advances outstanding from the FHLB, sufficient to offset a forty-one basis point decrease in the cost of advances and other borrowed money.

Net interest income increased $34,000 or 0.60% during the three months ended March 31, 2003 when compared with the same 2002 period. Such increase was due to a decrease in total interest expense of $294,000, sufficient to offset a decrease in total interest income of $260,000. The Bank's net interest rate spread decreased to 3.69% in 2003 from 3.91% in 2002. The decrease in the interest rate spread resulted from a decrease of seventy-eight basis points in the yield of interest-earning assets sufficient to offset fifty-five basis point decrease in the cost of interest-bearing liabilities.

During the three months ended March 31, 2003 and 2002, the Bank provided $30,000 and $210,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2003 and 2002, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $2.5 million or 0.41% of total assets and $3.5 million or 0.64% of total assets, respectively. At March 31, 2003, $1.2 million of non-performing loans were accruing interest and $1.3 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2003 and 2002, the Bank charged off loans aggregating $7,000 and $63,000, respectively. The allowance for loan losses amounted to $2.6 million at March 31, 2003, representing 0.67% of total loans and 103.8% of loans delinquent ninety days or more, and $2.3 million at March 31, 2002, representing 0.58% of total loans and 65.7% of loans delinquent ninety days or more.

Non-interest income increased $43,000 or 8.1% to $573,000 during the three months ended March 31, 2003, from $530,000 during the same 2002 period, which resulted from an increase in miscellaneous income.

Non-interest expenses increased by $190,000 or 6.4% to $3.2 million during the three months ended March 31, 2003, when compared with $3.0 million during the same 2002 period. Salaries and employee benefits, equipment, advertising and miscellaneous expenses increased $28,000, $77,000, $6,000 and $87,000, respectively, which was sufficient to offset a decrease in net occupancy of $8,000 during the 2003 period when compared with the same 2002 period.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002 (Cont'd.)

Income taxes totaled $1.3 million and $1.1 million during the three months ended March 31, 2003 and 2002, respectively. The increase during the 2003 period resulted from increases in pre-tax income and the state income tax rate from 3.0% to 9.0%.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the "OTS") regulations to maintain sufficient liquidity to ensure the Bank's safe and sound operation. The Bank's liquidity averaged 5.86% during the month of March 2003. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2003 and 2002. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2003 and 2002, amounted to $1.03 million and $966,000, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $381.4 million and $389.9 million at March 31, 2003, and December 31, 2002, respectively. Securities available for sale totaled $4.3 million and $4.5 million at March 31, 2003 and December 31, 2002, respectively. Mortgage-backed securities held to maturity totaled $170.0 million and $146.1 million at March 31, 2003, and December 31, 2002. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2003, advances from the FHLB amounted to $79.3 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2003, the Bank had outstanding commitments to originate loans of $10.3 million and to purchase mortgage-backed securities of $5.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003, totaled $165.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank's capital position at March 31, 2003, as compared to the minimum regulatory capital requirements (dollars in thousands):

                                                                                                               To Be Well
                                                                                                              Capitalized
                                                                                                              Under Prompt
                                                                              Minimum Capital                  Corrective
                                                     Actual                     Requirements               Actions Provisions
                                          ---------------------------   ---------------------------   ---------------------------
                                             Amount         Ratio          Amount         Ratio          Amount         Ratio
                                          ------------   ------------   ------------   ------------   ------------   ------------
Total Capital
  (to risk-weighted assets)                   $ 45,943         14.93%       $ 24,617          8.00%       $ 30,771         10.00%

Tier 1 Capital
  (to risk-weighted assets)                     43,411         14.11%              -             -          18,463          6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                    43,411          7.21%         24,074          4.00%         30,092          5.00%

Tangible Capital
  (to adjusted total assets)                    43,411          7.21%          9,028          1.50%              -             -


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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 2002, the most recent date the Bank's NPV was calculated by the OTS.

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

                                                                         NPV as
    Change in                                                     Percent of Portfolio
 Interest Rates               Net Portfolio Value                   Value of Assets
                    ---------------------------------------  ------------------------------
 In Basis Points                    Dollar        Percent        NPV           Change In
  (Rate Shock)         Amount       Change        Change        Ratio         Basis Points
-----------------   ------------ ------------   -----------  -----------     --------------
                                            (Dollars in Thousands)
       300              $40,694     $(43,474)          (52)         6.96 %            (628)
       200               56,628      (27,541)          (33)         9.39              (385)
       100               72,946      (11,222)          (13)        11.73              (151)
     Static              84,168            -             -         13.24                 -
      -100               87,137        2,969             4         13.57                33

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

                     PAMRAPO BANCORP, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES
                             -----------------------

As of a date within 90 days of filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

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

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PAMRAPO BANCORP, INC.


Date:        April 29, 2003             By     /s/ William J. Campbell
      ----------------------------         -------------------------------------
                                           William J. Campbell
                                           President and Chief Executive Officer


Date:        April 29, 2003             By:    /s/ Kenneth D. Walter
      ----------------------------         -------------------------------------
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

Date:    April 29, 2003

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

Date:    April 29, 2003

                                                     /s/ Kenneth D. Walter
                                                     ---------------------------
                                                     Kenneth D. Walter
                                                     Chief Financial Officer