Form 10-Q
period 2003-06-30
PAMRAPO BANCORP INC
filed 2003-08-14
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-18014

PAMRAPO BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2984813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

611 Avenue C, Bayonne, New Jersey	07002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 201-339-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date August 12, 2003.

$.01 par value common stock—4,975,313 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and amounts due from depository institutions	$3,404,525	$6,172,543
Interest-bearing deposits in other banks	6,762,873	17,684,844

Total cash and cash equivalents	10,167,398	23,857,387

Securities available for sale	4,282,971	4,542,528
Investment securities held to maturity; estimated fair value of $7,775,000 (2003) and $7,461,000 (2002)	7,074,672	7,095,209
Mortgage-backed securities held to maturity; estimated fair value of $231,012,000 (2003) and $151,972,000 (2002)	223,964,214	146,138,326
Loans receivable	374,364,588	389,864,704
Foreclosed real estate	—	155,340
Investment in real estate	206,948	213,643
Premises and equipment	4,299,170	4,417,239
Federal Home Loan Bank stock, at cost	5,217,000	4,403,400
Interest receivable	3,003,932	2,982,315
Other assets	4,543,402	4,988,854

Total assets	$637,124,295	$588,658,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$475,909,746	$445,507,415
Advances from Federal Home Loan Bank of New York	104,340,000	84,340,000
Other borrowed money	133,770	149,166
Advance payments by borrowers for taxes and insurance	3,787,199	3,835,862
Other liabilities	3,648,656	4,070,229

Total liabilities	587,819,371	537,902,672

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding—none	—	—
Common stock; par value $.01; authorized 25,000,000 and 7,000,000 shares, respectively; 6,900,000 shares issued; 4,975,313 and 5,145,986 shares outstanding, respectively	69,000	69,000
Paid-in capital in excess of par value	18,937,168	18,937,168
Retained earnings—substantially restricted	52,541,525	50,889,220
Accumulated other comprehensive income—unrealized gain on securities available for sale	280,982	242,546
Treasury stock, at cost; 1,924,687 and 1,754,014 shares, respectively	(22,523,751)	(19,381,661)

Total stockholders’ equity	49,304,924	50,756,273

Total liabilities and stockholders’ equity	$637,124,295	$588,658,945

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$6,657,852	$7,410,862	$13,589,297	$14,774,967
Mortgage-backed securities	2,380,658	1,980,494	4,505,016	4,040,938
Investments and other interest-earning assets	273,844	200,563	561,777	379,492

Total interest income	9,312,354	9,591,919	18,656,090	19,195,397

Interest expense:
Deposits	2,585,201	2,876,787	5,209,071	5,878,059
Advances and other borrowed money	967,892	902,822	1,967,388	1,818,899

Total interest expense	3,553,093	3,779,609	7,176,459	7,696,958

Net interest income	5,759,261	5,812,310	11,479,631	11,498,439
Provision for loan losses	30,000	225,000	60,000	435,000

Net interest income after provision for loan losses	5,729,261	5,587,310	11,419,631	11,063,439

Non-interest income:
Fees and service charges	383,674	314,305	725,689	656,650
Miscellaneous	282,917	189,853	513,701	377,910

Total non-interest income	666,591	504,158	1,239,390	1,034,560

Non-interest expenses:
Salaries and employee benefits	1,721,902	1,835,679	3,437,340	3,522,443
Net occupancy expense of premises	268,960	296,039	529,408	564,554
Equipment	308,808	332,324	670,628	617,113
Advertising	35,971	51,464	80,319	89,777
Federal insurance premium	18,100	18,356	36,048	36,840
Miscellaneous	914,811	708,964	1,671,228	1,378,229

Total non-interest expenses	3,268,552	3,242,826	6,424,971	6,208,956

Income before income taxes	3,127,300	2,848,642	6,234,050	5,889,043
Income taxes	1,263,358	1,023,185	2,523,350	2,132,370

Net income	$1,863,942	$1,825,457	$3,710,700	$3,756,673

Net income per common share:
Basic/diluted	$0.36	$0.36	$0.72	$0.73

Dividends per common share	$0.2000	$0.1875	$0.400	$0.375

Weighted average number of common shares and common stock equivalents outstanding:
Basic/diluted	5,130,982	5,134,289	5,138,442	5,131,178

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,863,942	$1,825,457	$3,710,700	$3,756,673

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	53,838	(1,175)	64,136	36,177
Deferred income taxes	(21,600)	(13,100)	(25,700)	(26,500)

Other comprehensive income (loss)	32,238	(14,275)	38,436	9,677

Comprehensive income	$1,896,180	$1,811,182	$3,749,136	$3,766,350

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,710,700	$3,756,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	298,006	307,965
Accretion of deferred fees, premiums and discounts, net	368,731	(68,273)
Provision for loan losses	60,000	435,000
(Gain) on sales of foreclosed real estate	(17,362)	—
(Increase) decrease in interest receivable	(21,617)	8,463
Decrease (increase) in other assets	419,752	(438,796)
(Decrease) increase in other liabilities	(421,573)	2,361,410

Net cash provided by operating activities	4,396,637	6,362,442

Cash flows from investing activities:
Principal repayments on securities available for sale	338,301	527,435
Purchases of securities available for sale	(16,259)	(22,415)
Proceeds from calls of investment securities held to maturity	—	2,000,000
Principal repayments on mortgage-backed securities held to maturity	38,260,809	19,564,397
Purchases of mortgage-backed securities held to maturity	(116,318,042)	(16,933,651)
Net change in loans receivable	15,324,918	(12,625,208)
Proceeds from sales of foreclosed real estate	172,702	—
Additions to premises and equipment	(173,242)	(140,217)
Purchase of Federal Home Loan Bank of New York stock	(813,600)	(607,300)

Net cash (used in) investing activities	(63,224,413)	(8,236,959)

Cash flows from financing activities:
Net increase in deposits	30,402,331	12,469,495
Net increase in advances from Federal Home Loan Bank of New York	20,000,000	10,000,000
Net (decrease) in other borrowed money	(15,396)	(14,216)
Net (decrease) increase in payments by borrowers for taxes and insurance	(48,663)	205
Cash dividends paid	(2,058,395)	(1,930,982)
Purchase of treasury stock	(3,142,090)	(279,328)

Net cash provided by financing activities	45,137,787	20,245,174

Net (decrease) increase in cash and cash equivalents	(13,689,989)	18,370,657
Cash and cash equivalents—beginning	23,857,387	22,688,885

Cash and cash equivalents—ending	$10,167,398	$41,059,542

Supplemental information:
Cash paid during the period for:
Income taxes	$2,031,341	$2,329,660

Interest on deposits and borrowings	$7,174,701	$7,740,661

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the “Bank”) and Pamrapo Service Corp, Inc. The Corporation’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. At June 30, 2003, 68,741 options were granted at an exercise price of $18.41. Since the stock price of the Company was below the exercise price at June 30, 2003, there was no dilutive effect of such options during the quarter ended June 30, 2003. There were no potentially dilutive contracts or securities outstanding at June 30, 2002, or during the three and six months then ended.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Pamrapo Savings Bank, SLA, the Company’s wholly-owned subsidiary, (the “Bank”), changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Changes in Financial Condition

The Company’s assets at June 30, 2003 totaled $637.1 million, which represents an increase of $48.4 million or 8.22% as compared with $588.7 million at December 31, 2002.

Securities available for sale at June 30, 2003 decreased $260,000 or 5.72% to $4.3 million when compared with $4.5 million at December 31, 2002. The decrease during the six months ended June 30, 2003, resulted primarily from repayments on securities available for sale of $338,000, sufficient to offset an increase in net unrealized gain of $64,000 and purchases of $16,000.

Investment securities held to maturity at June 30, 2003 remained unchanged at $7.1 million when compared with December 31, 2002. Mortgage-backed securities held to maturity increased $77.9 million or 53.32% to $224.0 million at June 30, 2003 when compared to $146.1 million at December 31, 2002. The increase during the six months ended June 30, 2003, resulted primarily from purchases of $116.3 million sufficient to offset principal repayments of $38.3 million.

Net loans amounted to $374.4 million at June 30, 2003, as compared to $389.9 million at December 31, 2002, which represents a decrease of $15.5 million or 3.98%. The decrease during the six months ended June 30, 2003 resulted primarily from principal repayments exceeding loan originations.

Deposits at June 30, 2003 totaled $475.9 million as compared with $445.5 million at December 31, 2002, representing an increase of $30.4 million or 6.82%.

Advances from the Federal Home Loan Bank (“FHLB”) increased $20.0 million or 23.72% to $104.3 million at June 30, 2003, when compared to $84.3 million at December 31, 2002.

Stockholders’ equity totaled $49.3 million and $50.8 million at June 30, 2003 and December 31, 2002, respectively. The decrease of $1.5 million for the six months ended June 30, 2003, resulted from the Company’s repurchase of 170,673 shares of its common stock at an aggregate cost of $3.1 million, along with cash dividend paid of $2.1 million, partially offset by net income of $3.7 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

Net income increased $39,000 or 2.14% to $1.864 million for the three months ended June 30, 2003 compared with $1.825 million for the same 2002 period. The increase in net income during the 2003 period resulted from an increase in non-interest income and decreases in total interest expense and provision for loan losses, which were partially offset by a decrease in total interest income and increases in non-interest expenses and income taxes.

Interest income on loans decreased by $753,000 or 10.16% to $6.7 million during the three months ended June 30, 2003 when compared with $7.4 million for the same 2002 period. The decrease during the 2003 period resulted from a decrease of $9.0 million in the average balance of loans outstanding along with a sixty-one basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $400,000 or 20.20% to $2.4 million during the three months ended June 30, 2003 when compared with $2.0 million for the same 2002 period. The increase during the 2003 period resulted from an increase of $65.6 million or 52.02% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of 131 basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $73,000 to $274,000 during the three months ended June 30, 2003, when compared to $201,000 during the same 2002 period primarily due to an increase of fifty-eight basis points in the yield earned, along with an increase of $3.6 million in average balance of such portfolio.

Interest expense on deposits decreased $292,000 or 10.15% to $2.6 million during the three months ended June 30, 2003 when compared to $2.9 million during the same 2002 period. Such decrease was primarily attributable to a decrease of fifty-five basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $44.0 million or 11.02% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $65,000 or 7.20% to $968,000 during the three months ended June 30, 2003 when compared with $903,000 during the same 2002 period, primarily due to an increase of $15.6 million in the average balance of advances outstanding from the FHLB, sufficient to offset a sixty basis point decrease in the cost of advances and other borrowed money.

Net interest income decreased $53,000 during the three months ended June 30, 2003 when compared with the same 2002 period. Such decrease was due to a decrease in total interest income of $280,000, partially offset by a decrease in total interest expense of $227,000. The Bank’s net interest rate spread decreased from 3.89% in 2002 to 3.52% in 2003. The decrease in the interest rate spread resulted from a decrease of ninety basis points in the yield earned on interest-earning assets, sufficient to offset a fifty-three basis points decrease in the cost of interest-bearing liabilities.

During the three months ended June 30, 2003 and 2002, the Bank provided $30,000 and $225,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2003 and 2002, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $2.3 million or 0.36% of total assets and $3.0 million or 0.53% of total assets, respectively. At June 30, 2003, $870,000 of non-performing loans were accruing interest and $1.4

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002 (Cont’d.)

million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2003 and 2002, the Bank charged off loans aggregating $44,000 and $115,000, respectively. The allowance for loan losses amounted to $2.6 million at June 30, 2003, representing 0.68% of total loans and 113.16% of loans delinquent ninety days or more, and $2.4 million at June 30, 2002, representing 0.63% of total loans and 80.89% of loans delinquent ninety days or more.

Non-interest income increased $163,000 or 32.34% to $667,000 during the three months ended June 30, 2003 from $504,000 during the same 2002 period. The increase resulted from increases in fees and service charges of $70,000 and miscellaneous income of $93,000.

Non-interest expenses increased by $26,000 to $3.269 million during the three months ended June 30, 2003 when compared with $3.243 million during the same 2002 period. Miscellaneous expenses increased $206,000, sufficient to offset decreases in salaries and employee benefits, occupancy, equipment and advertising of $114,000, $27,000, $23,000 and $15,000, respectively, during the 2003 period when compared with the same 2002 period.

Income taxes totaled $1.3 million and $1.0 million during the three months ended June 30, 2003 and 2002, respectively. The increase during the 2003 period resulted from an increase in pre-tax income and an increase in the state income tax rate from 3.00% to 9.00%.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Net income decreased $46,000 to $3.711 million for the six months ended June 30, 2003 compared with $3.757 million for the same 2002 period. The decrease in net income during the 2003 period resulted from a decrease in total interest income and increases in non-interest expenses and income taxes sufficient to offset decreases in total interest expense and provision for loan losses along with an increase in non-interest income.

Interest income on loans decreased by $1.2 million or 8.11% to $13.6 million during the six months ended June 30, 2003 when compared with $14.8 million for the same 2002 period. The decrease during the 2003 period resulted from a decrease of $2.0 million in the average balance of loans outstanding along with a fifty-nine basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $464,000 or 11.48% to $4.5 million during the six months ended June 30, 2003 when compared with $4.0 million for the same 2002 period. The increase during the 2003 period resulted from an increase of $45.9 million in the average balance of mortgage-backed securities outstanding, which was sufficient to offset a decrease of 113 basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $183,000 or 48.28% to $562,000 during the six months ended June 30, 2003, when compared to $379,000 during the same 2002 period primarily due to increases of sixteen basis points in the yield earned on such portfolio and $9.4 million in the average balance of such assets outstanding.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002 (Cont’d.)

Interest expense on deposits decreased $669,000 or 11.38% to $ 5.2 million during the six months ended June 30, 2003 when compared to $5.9 million during the same 2002 period. Such decrease was primarily attributable to a decrease of fifty-nine basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $39.9 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $148,000 or 8.14% to $1.97 million during the six months ended June 30, 2003 when compared with $1.82 million during the same 2002 period which was primarily due to an increase of $14.3 million in the average balance of advances outstanding from the FHLB, sufficient to offset a fifty-one basis point decrease in the cost of advances and other borrowed money.

Net interest income decreased $18,000 during the six months ended June 30, 2003 when compared with the same 2002 period. Such decrease was due to a decrease in total interest income of $539,000, partially offset by a decrease in total interest expense of $521,000. The Bank’s net interest rate spread decreased from 3.90% in 2002 to 3.60% in 2003. The decrease in the interest rate spread resulted from a decrease of eighty-four basis points in the yield earned on interest-earning assets sufficient to offset a fifty-four basis point decrease in the cost of interest-bearing liabilities.

During the six months ended June 30, 2003 and 2002, the Bank provided $60,000 and $435,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2003 and 2002, the Bank charged off loans aggregating $51,000 and $178,000, respectively.

Non-interest income increased $205,000 or 19.81% to $1.2 million during the six months ended June 30, 2003 from $1.0 million during the same 2002 period. The increase resulted from increases in fees and service charges of $69,000 and miscellaneous income of $136,000.

Non-interest expenses increased by $216,000 to $6.4 million during the six months ended June 30, 2003 when compared with $6.2 million during the same 2002 period. Equipment and miscellaneous expenses increased $54,000 and $293,000, respectively, which was sufficient to offset decreases in salaries and employee benefits, occupancy, and advertising of $85,000, $36,000 and $10,000, respectively, during the 2003 period when compared with the same 2002 period.

Income taxes totaled $2.5 million and $2.1 million during the six months ended June 30, 2003 and 2002, respectively. The increase during the 2003 period resulted from increases in pre-tax income and the state income tax rate from 3.00% to 9.00%.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 3.73% during the month of June 2003. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the six months ended June 30, 2003 and 2002. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 2003 and 2002 amounted to $2.1 million and $1.9 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $374.4 million and $389.9 million at June 30, 2003 and December 31, 2002, respectively. Securities available for sale totaled $4.3 million and $4.5 million at June 30, 2003 and December 31, 2002, respectively. Mortgage-backed securities held to maturity totaled $224.0 million and $146.1 million at June 30, 2003 and December 31, 2002, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2003, advances from the FHLB amounted to $104.3 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2003, the Bank has outstanding commitments to originate loans of $15.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2003, totaled $161.3 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at June 30, 2003, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		Under Prompt Corrective Actions Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$47,854	15.23%	$25,131	8.00%	$31,414	10.00%
Tier 1 Capital (to risk-weighted assets)	45,332	14.43%	—	—	18,848	6.00%
Core (Tier 1) Capital (to adjusted total assets)	45,332	7.14%	25,390	4.00%	31,738	5.00%
Tangible Capital (to adjusted total assets)	45,332	7.14%	9,521	1.50%	—	—

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank’s interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank’s current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank’s overall profitability and asset mix within given quality and maturity considerations. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2003, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$39,777	$(49,602)	(55)	6.66%	(700)
200	57,485	(31,895)	(36)	9.31%	(435)
100	75,560	(13,819)	(15)	11.85%	(181)
Static	89,380	—	—	13.66%	—
-100	94,671	5,291	6	14.29%	63

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PAMRAPO BANCORP, INC.

PART II

ITEM 1. Legal Proceedings

Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 30, 2003. The following matters were submitted to the stockholders:

1. Election of two directors:

A.	Directors elected at the meeting for terms to expire in 2005.

	Number of Shares
	For	Withheld
Mr. William J. Campbell	4,492,715	296,430
Mr. John A.Morecraft	4,480,383	308,762
Mr. Patrick D. Conaghan	4,490,938	298,207

The following directors’ terms of office as a director continued after the meeting:

(i) Mr. Daniel J. Masarelli

(ii) Dr. Jamie Portela

(iii) Mr. Francis J. O’Donnell

(iv) Mr. James Kennedy

	Number of Shares
	For	Against	Abstained
2. Amendment to Company’s Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 7.0 million to 25.0 million.	4,325,127	459,752	4,266

PAMRAPO BANCORP, INC.

PART II

ITEM 4. Submission of Matters to a Vote of Security Holders (Cont’d.)

	Number of Shares
	For	Against	Abstained
3. Company’s 2003 Stock-based Incentive Plan.	4,367,271	404,842	17,032

	Number of Shares
	For	Against	Abstained
4. The ratification of Radics & Co., LLC as independent auditors of the Company for the fiscal year ending December 31, 2003.	4,760,953	22,426	5,766

ITEM 5. Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.*

3.2	By-Laws of Pamrapo Bancorp, Inc.*

11.0	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference to 10-K Annual Report for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 30, 2002, Commission File No. 000-18014.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: August 12, 2003	By	/s/ WILLIAM J. CAMPBELL
William J. Campbell President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter Vice President and Chief Financial Officer