Form 10-Q
period 2003-09-30
PAMRAPO BANCORP INC
filed 2003-11-12
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date November 12, 2003.

$.01 par value common stock - 4,974,313 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

ITEM 1

CONSOLIDATED FINANCIAL STATEMENT

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and amounts due from depository institutions	$1,997,815	$6,172,543
Interest-bearing deposits in other banks	6,462,135	17,684,844

Total cash and cash equivalents	8,459,950	23,857,387
Securities available for sale	4,066,165	4,542,528
Investment securities held to maturity; estimated fair value of $10,003,000 (2003) and $7,461,000 (2002)	9,447,865	7,095,209
Mortgage-backed securities held to maturity; estimated fair value of $235,679,000 (2003) and $151,972,000 (2002)	233,438,907	146,138,326
Loans receivable	370,255,777	389,864,704
Foreclosed real estate	—	155,340
Investment in real estate	203,600	213,643
Premises and equipment	4,184,404	4,417,239
Federal Home Loan Bank stock of New York, at cost	4,850,000	4,403,400
Interest receivable	3,024,473	2,982,315
Other assets	4,551,467	4,988,854

Total assets	$642,482,608	$588,658,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$489,671,222	$445,507,415
Advances from Federal Home Loan Bank of New York	95,000,000	84,340,000
Other borrowed money	125,838	149,166
Advance payments by borrowers for taxes and insurance	3,610,590	3,835,862
Other liabilities	3,965,554	4,070,229

Total liabilities	592,373,204	537,902,672

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding—none	—	—
Common stock; par value $.01; authorized 25,000,000 and 7,000,000 shares, respectively; 6,900,000 shares issued; 4,974,313 shares and 5,145,986 shares outstanding, respectively	69,000	69,000
Paid-in capital in excess of par value	18,957,298	18,937,168
Retained earnings—substantially restricted	53,398,726	50,889,220
Accumulated other comprehensive income—unrealized gain on securities available for sale	252,431	242,546
Treasury stock, at cost; 1,925,687 and 1,754,014 shares, respectively	(22,568,051)	(19,381,661)

Total stockholders’ equity	50,109,404	50,756,273

Total liabilities and stockholders’ equity	$642,482,608	$588,658,945

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$6,218,118	$7,300,995	$19,807,415	$22,075,962
Mortgage-backed securities	2,500,341	1,864,408	7,005,357	5,905,346
Investments and other interest-earning assets	296,386	320,998	858,163	700,490

Total interest income	9,014,845	9,486,401	27,670,935	28,681,798

Interest expense:
Deposits	2,384,953	2,852,042	7,594,024	8,730,101
Advances and other borrowed money	964,875	959,820	2,932,263	2,778,719

Total interest expense	3,349,828	3,811,862	10,526,287	11,508,820

Net interest income	5,665,017	5,674,539	17,144,648	17,172,978
Provision for loan losses	20,000	125,000	80,000	560,000

Net interest income after provision for loan losses	5,645,017	5,549,539	17,064,648	16,612,978

Non-interest income:
Fees and service charges	381,235	320,953	1,106,924	977,603
Gain on sale of branches	—	478,563	—	478,563
Miscellaneous	329,945	143,612	843,646	521,522

Total non-interest income	711,180	943,128	1,950,570	1,977,688

Non-interest expenses:
Salaries and employee benefits	1,718,611	1,849,595	5,155,951	5,372,038
Net occupancy expense of premises	265,814	275,934	795,222	840,488
Equipment	342,529	333,552	1,013,157	950,665
Advertising	38,313	29,803	118,632	119,580
Federal insurance premium	18,611	18,010	54,659	54,850
Miscellaneous	870,974	749,823	2,542,202	2,128,052

Total non-interest expenses	3,254,852	3,256,717	9,679,823	9,465,673

Income before income taxes	3,101,345	3,235,950	9,335,395	9,124,993
Income taxes	1,249,282	1,484,467	3,772,632	3,616,837

Net income	$1,852,063	$1,751,483	$5,562,763	$5,508,156

Net income per common share:
Basic	$0.37	$0.34	$1.09	$1.07

Diluted	$0.37	$0.34	$1.09	$1.07

Dividends per common share	$0.20	$0.1875	$0.60	$0.5625

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,974,759	5,134,443	5,083,282	5,140,080

Diluted	4,978,049	5,134,443	5,084,379	5,140,080

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,852,063	$1,751,483	$5,562,763	$5,508,156

Other comprehensive (loss) income, net of income taxes:
Gross unrealized holding (loss) gain on securities available for sale	(47,551)	(3,099)	16,585	33,078
Deferred income taxes	19,000	1,300	(6,700)	(25,200)

Other comprehensive (loss) income	(28,551)	(1,799)	9,885	7,878

Comprehensive income	$1,823,512	$1,749,684	$5,572,648	$5,516,034

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,562,763	$5,508,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	435,819	466,760
Accretion of deferred fees, premiums and discounts, net	741,670	(26,290)
Provision for loan losses	80,000	560,000
(Gain) on sales of foreclosed real estate	(17,362)	(8,349)
(Gain) on sales of branches	—	(478,563)
(Increase) in interest receivable	(42,158)	(89,308)
Decrease (increase) in other assets	430,687	(1,895,699)
(Decrease) increase in other liabilities	(104,675)	862,242
Donation of capital stock	—	31,000

Net cash provided by operating activities	7,086,744	4,929,949

Cash flows from investing activities:
Principal repayments on securities available for sale	515,121	747,856
Purchases of securities available for sale	(23,823)	(33,643)
Purchases of investment securities held to maturity	(2,388,040)	(4,110,600)
Proceeds from calls of investment securities held to maturity	—	2,000,000
Principal repayments on mortgage-backed securities held to maturity	73,068,138	28,719,410
Purchases of mortgage-backed securities held to maturity	(160,853,754)	(21,952,400)
Net change in loans receivable	19,309,326	(20,937,778)
Proceeds from sale of account loans	—	147,950
Proceeds from sales of foreclosed real estate	172,702	91,150
Addition to premises and equipment	(192,941)	(289,633)
Proceeds from sale of premises and equipment	—	221,437
Purchase of Federal Home Loan Bank of New York stock	(446,600)	(607,300)

Net cash (used in) investing activities	(70,839,871)	(16,003,551)

Cash flows from financing activities:
Net increase in deposits	44,163,807	34,599,305
Cash paid for sale of deposits	—	(21,326,860)
Net increase in advances from Federal Home Loan Bank of New York	10,660,000	7,000,000
Net (decrease) in other borrowed money	(23,328)	(21,540)
Net (decrease) increase in payments by borrowers for taxes and insurance	(225,272)	324,391
Cash dividends paid	(3,053,257)	(2,895,667)
Sale of treasury stock	55,230	—
Purchase of treasury stock	(3,221,490)	(279,328)

Net cash provided by financing activities	48,355,690	17,400,301

Net (decrease) increase in cash and cash equivalents	(15,397,437)	6,326,699
Cash and cash equivalents—beginning	23,857,387	22,688,885

Cash and cash equivalents—ending	$8,459,950	$29,015,584

Supplemental information:
Cash paid during the period for:
Income taxes	$3,591,341	$3,329,660

Interest on deposits and borrowings	$10,597,798	$11,615,917

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

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable of which could be converted into common stock, if dilutive, using the treasury stock method.

ITEM 2

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

Changes in Financial Condition

The Company’s assets at September 30, 2003 totalled $642.5 million, which represents an increase of $53.8 million or 9.14% as compared with $588.7 million at December 31, 2002.

Securities available for sale at September 30, 2003 decreased $477,000 or 10.50% to $4.1 million when compared with $4.5 million at December 31, 2002. The decrease during the nine months ended September 30, 2003, resulted primarily from repayments on securities available for sale of $515,000, sufficient to offset an increase in net unrealized gain of $17,000 and purchases of $24,000.

Investment securities held to maturity at September 30, 2003 totalled $9.5 million when compared to $7.1 million at December 31, 2002. The increase during the nine months ended resulted from purchases of $2.4 million. Mortgage-backed securities held to maturity increased $87.3 million or 59.75% to $233.4 million at September 30, 2003 when compared to $146.1 million at December 31, 2002. The increase during the nine months ended September 30, 2003, resulted primarily from purchases of $160.9 million sufficient to offset principal repayments of $73.1 million.

Net loans amounted to $370.3 million at September 30, 2003, as compared to $389.9 million at December 31, 2002, which represents a decrease of $19.6 million or 5.03%. The decrease during the nine months ended September 30, 2003 resulted primarily from principal repayments exceeding loan originations.

Deposits at September 30, 2003 totalled $489.7 million as compared with $445.5 million at December 31, 2002, representing an increase of $44.2 million or 9.92%.

Advances from the Federal Home Loan Bank (“FHLB”) increased $10.7 million or 12.69% to $95.0 million at September 30, 2003, when compared to $84.3 million at December 31, 2002.

Stockholders’ equity totalled $50.1 million and $50.8 million at September 30, 2003 and December 31, 2002, respectively. The decrease of $647,000 for the nine months ended September 30, 2003, resulted from net income of $5.6 million, offset by the Company’s repurchase of 174,673 shares of its common stock at an aggregate cost of $3.2 million, along with cash dividends paid of $3.1 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Net income increased $101,000 or 5.77% to $1.852 million for the three months ended September 30, 2003 compared with $1.751 million for the same 2002 period. The increase in net income during the 2003 period resulted from decreases in total interest expense, provision for loan losses, non-interest expenses and income taxes, sufficient to offset by decreases in total interest income and non-interest income.

Interest income on loans decreased by $1.083 million or 14.83% to $6.2 million during the three months ended September 30, 2003 when compared with $7.3 million for the same 2002 period. The decrease during the 2003 period resulted from a decrease of $17.1 million in the average balance of loans outstanding along with an eighty-three basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $636,000 or 34.12% to $2.5 million during the three months ended September 30, 2003 when compared with $1.9 million for the same 2002 period. The increase during the 2003 period resulted from an increase of $102.5 million or 84.92% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of 170 basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $25,000 to $296,000 during the three months ended September 30, 2003, when compared to $321,000 during the same 2002 period primarily due to a decrease of $16.0 million in the average balance outstanding, which was sufficient to offset an increase of 107 basis points in the yield earned on such portfolio.

Interest expense on deposits decreased $467,000 or 16.37% to $2.4 million during the three months ended September 30, 2003 when compared to $2.9 million during the same 2002 period. Such decrease was primarily attributable to a decrease of seventy-one basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $47.7 million or 11.75% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $5,000 to $965,000 during the three months ended September 30, 2003 when compared with $960,000 during the same 2002 period, primarily due to an increase of $23.5 million in the average balance of advances outstanding from the FHLB, sufficient to offset a 120 basis point decrease in the cost of advances and other borrowed money.

Net interest income decreased $10,000 during the three months ended September 30, 2003 when compared with the same 2002 period. Such decrease was due to a decrease in total interest income of $472,000, partially offset by a decrease in total interest expense of $462,000. The Bank’s net interest rate spread decreased from 3.71% in 2002 to 3.38% in 2003. The decrease in the interest rate spread resulted from a decrease of 107 basis points in the yield earned on interest-earning assets, sufficient to offset a seventy-four basis points decrease in the cost of interest-bearing liabilities.

During the three months ended September 30, 2003 and 2002, the Bank provided $20,000 and $125,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2003 and 2002, the Bank’s non-performing loans, which were delinquent ninety days or more, totalled $1.8 million or 0.28% of total assets and $2.8 million or 0.50% of total assets, respectively. At September 30, 2003, $537,000 of non-performing loans were accruing interest

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002 (Cont’d.)

and $1.3 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 2003 and 2002, the Bank charged off loans aggregating $61,000 and $36,000, respectively. The allowance for loan losses amounted to $2.5 million at September 30, 2003, representing 0.68% of total loans and 140.57% of loans delinquent ninety days or more, and $2.5 million at September 30, 2002, representing 0.64% of total loans and 88.89% of loans delinquent ninety days or more.

Non-interest income decreased $232,000 or 24.60% to $711,000 during the three months ended September 30, 2003 from $943,000 during the same 2002 period. During the three months ended September 30, 2002, the Bank sold deposits of $21.8 million, furniture, fixtures and leasehold improvement of $221,000 and account loans of $148,000 at its two Brick, New Jersey branch offices to another financial institution. As a result of the sale, the Bank recognized a net gain of $479,000. During three months ended September 30, 2003, fees and service charges increased $60,000 and miscellaneous income increased $186,000.

Non-interest expenses decreased by $2,000 to $3.255 million during the three months ended September 30, 2003 when compared with $3.257 million during the same 2002 period. Salaries and employee benefits and occupancy decreased $131,000 and $10,000, respectively, sufficient to offset increases in equipment, advertising and miscellaneous expenses of $9,000, $9,000 and $121,000, respectively, during the 2003 period when compared with the same 2002 period.

Income taxes totalled $1.2 million and $1.5 million during the three months ended September 30, 2003 and 2002, respectively. The 2002 period included the retroactive adjustment of an increase in the state income tax rate from 3.00% to 9.00%.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net income increased $55,000 to $5.563 million for the nine months ended September 30, 2003 compared with $5.508 million for the same 2002 period. The increase in net income during the 2003 period resulted from decreases in total interest expense and provision for loan losses sufficient to offset decreases in total interest income and non-interest income, along with increases in non-interest expenses and income taxes.

Interest income on loans decreased by $2.3 million or 10.41% to $19.8 million during the nine months ended September 30, 2003 when compared with $22.1 million for the same 2002 period. The decrease during the 2003 period resulted from a decrease of $7.0 million in the average balance of loans outstanding along with a sixty-six basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $1.1 million or 18.64% to $7.0 million during the nine months ended September 30, 2003 when compared with $5.9 million for the same 2002 period. The increase during the 2003 period resulted from an increase of $64.7 million in the average balance of mortgage-backed securities outstanding, which was sufficient to offset a decrease of 136 basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $157,000 or 22.40% to $858,000 during the nine months ended September 30, 2003, when compared to $701,000 during the same 2002 period primarily due to increases of fifty-seven basis points in the yield earned on such portfolio and $931,000 in the average balance of such assets outstanding.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002 (Cont’d.)

Interest expense on deposits decreased $1.1 million or 12.64% to $7.6 million during the nine months ended September 30, 2003 when compared to $8.7 million during the same 2002 period. Such decrease was primarily attributable to a decrease of sixty-three basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $42.5 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $153,000 or 5.51% to $2.9 million during the nine months ended September 30, 2003 when compared with $2.8 million during the same 2002 period which was primarily due to an increase of $17.4 million in the average balance of advances outstanding from the FHLB, sufficient to offset a seventy-six basis point decrease in the cost of advances and other borrowed money.

Net interest income decreased $28,000 during the nine months ended September 30, 2003 when compared with the same 2002 period. Such decrease was due to a decrease in total interest income of $1.0 million, partially offset by a decrease in total interest expense of $983,000. The Bank’s net interest rate spread decreased from 3.83% in 2002 to 3.53% in 2003. The decrease in the interest rate spread resulted from a decrease of ninety-two basis points in the yield earned on interest-earning assets sufficient to offset a sixty-two basis point decrease in the cost of interest-bearing liabilities.

During the nine months ended September 30, 2003 and 2002, the Bank provided $80,000 and $560,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2003 and 2002, the Bank charged off loans aggregating $112,000 and $214,000, respectively.

Non-interest income decreased $27,000 to $1.951 million during the nine months ended September 30, 2003 from $1.978 million during the same 2002 period. The decrease resulted from a decrease in gain on sale of branches of $479,000, which was sufficient to offset increases in fees and service charges of $129,000 and miscellaneous income of $322,000.

Non-interest expenses increased by $214,000 to $9.7 million during the nine months ended September 30, 2003 when compared with $9.5 million during the same 2002 period. Equipment and miscellaneous expenses increased $62,000 and $414,000, respectively, which was sufficient to offset decreases in salaries and employee benefits, occupancy, and advertising of $216,000, $45,000 and $1,000, respectively, during the 2003 period when compared with the same 2002 period.

Income taxes totalled $3.8 million and $3.6 million during the nine months ended September 30, 2003 and 2002, respectively. The increase during the 2003 period resulted from increases in pre-tax income.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 4.38% during the month of September 2003. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2003 and 2002. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 2003 and 2002 amounted to $3.1 million and $2.9 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $370.3 million and $389.9 million at September 30, 2003 and December 31, 2002, respectively. Securities available for sale totalled $4.1 million and $4.5 million at September 30, 2003 and December 31, 2002, respectively. Mortgage-backed securities held to maturity totalled $233.4 million and $146.1 million at September 30, 2003 and December 31, 2002, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2003, advances from the FHLB amounted to $95.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2003, the Bank has outstanding commitments to originate loans of $29.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totalled $167.8 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at September 30, 2003, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$51,338	16.14%	$25,441	8.00%	$31,801	10.00%
Tier 1 Capital (to risk-weighted assets)	48,956	15.39%	—	—	19,081	6.00%
Core (Tier 1) Capital (to adjusted total assets)	48,956	7.63%	25,667	4.00%	32,084	5.00%
Tangible Capital (to adjusted total assets)	48,956	7.63%	9,625	1.50%	—	—

ITEM 3

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2003, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$43,406	$(49,737)	(53)	6.89%	(662)
200	61,121	(32,021)	(34)	9.39%	(412)
100	79,669	(13,474)	(14)	11.84%	(166)
Static	93,143	—	—	13.50%	—
-100	98,370	5,228	6	14.08%	57

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

ITEM 4

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

ITEM 2.	Changes in Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.

3.2	By-Laws of Pamrapo Bancorp, Inc.*

11.0	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference to 10-K Annual Report for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001, Commission File No. 000-18014.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date:	November 12, 2003	By:	/s/ William J. Campbell

William J. Campbell President and Chief Executive Officer

Date:	November 12, 2003	By:	/s/ Kenneth D. Walter

Kenneth D. Walter Vice President and Chief Financial Officer