Form 10-K
period 2003-12-31
PAMRAPO BANCORP INC
filed 2004-03-15
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-18014

PAMRAPO BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-2984813 (I.R.S. Employer Identification No.)

611 AVENUE C, BAYONNE, NEW JERSEY 07002

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (201) 339-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value, based upon the last sales price as quoted on The Nasdaq Stock Market for June 30, 2003, of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $65,276,000. The aggregate market value, based upon the last sales price as quoted on The Nasdaq Stock Market for March 3, 2004, of the voting stock held by non-affiliates of the registrant is $106,364,233. The Registrant had shares of Common Stock outstanding as of March 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.

Pamrapo Bancorp, Inc. (also referred to as the “Company” or the “Registrant”) was incorporated under Delaware law on June 26, 1989 and changed its state of incorporation from Delaware to New Jersey on March 29, 2001. On November 10, 1989, the Registrant acquired Pamrapo Savings Bank, S.L.A. (the “Bank” or “Pamrapo”) as a part of the Bank’s conversion from a New Jersey chartered savings association in mutual form to a New Jersey chartered stock savings association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank’s principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”) which is administered by the FDIC. At December 31, 2003, the Bank had total assets of $636.9 million, deposits of $496.4 million and stockholders’ equity of $46.8 million before elimination of intercompany accounts with the Company.

As a community-oriented institution, the Bank is principally engaged in attracting retail deposits from the general public and investing those funds in fixed-rate one- to four-family residential mortgage loans and, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, home equity and second mortgage loans, consumer loans and mortgage-backed securities. The Bank’s revenues are derived principally from interest on loans and mortgage-backed securities, interest and dividends on investment securities and short-term investments, and other fees and service charges. The Bank’s primary sources of funds are deposits and, to a lesser extent, Federal Home Loan Bank of New York (“FHLB-NY”) advances and other borrowings.

Market Area

The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through nine retail banking offices, six of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Fort Lee, New Jersey, and one in Monroe, New Jersey. The Bank’s deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank’s branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank’s lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth, Middlesex and Ocean Counties, areas which have had a high level of new development in recent years.

Lending Activities

General.    Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2003, the Bank’s total gross loans outstanding amounted to $385.7 million, of which $268.2 million consisted of loans secured by one- to four-family residential properties, $13.7 million consisted of construction and land loans, and $100.9 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank’s real estate loan portfolio consists of conventional mortgage loans, of which $75,000 are either insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Veterans Administration (“VA”).

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	1999		2000		2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Mortgage Loans:
Permanent:
Fixed-rate	$212,435	79.19%	$242,327	78.40%	$300,492	81.38%	$320,529	82.21%	$308,362	81.44%
Adjustable rate	4,493	1.67	3,900	1.26	2,757.75		2,137.55		1,804.48
Construction(1)	8,869	3.31	10,594	3.43	8,471	2.29	7,893	2.02	12,599	3.32
Guaranteed by VA or insured by FHA	602.22		442.14		286.08		186.05		75.02

Total mortgage loans	226,399	84.39	257,263	83.23	312,006	84.50	330,745	84.83	322,840	85.26

Commercial Loans	61.02		928.30		1,263.34		658.17		407.11

Consumer Loans:
Passbook or certificate	511.19		691.22		689.19		552.14		586.16
Home improvement	560.21		561.18		576.16		336.09		229.06
Equity and second mortgages	43,227	16.11	52,255	16.91	56,958	15.42	59,234	15.19	59,758	15.78
Education	58.02		—	—	—	—	—	—	—	—
Automobile	1,162.44		1,545.50		1,484.40		1,243	32	734.19
Personal	1,869.70		1,785.58		1,294.35		1,298.33		1,194.30

Total consumer loans	47,387	17.67	56,837	18.39	61,001	16.52	62,663	16.07	62,451	16.49

Total loans	273,847	102.08	315,028	101.92	374,270	101.36	394,066	101.07	385,698	101.86

Less:
Allowance for loan losses	2,000.83		1,950.63		2,150.58		2,550.65		2,515.66
Loans in process	2,217.75		2,925.94		2,272.62		1,882.48		5,168	1.36
Deferred loan fees (costs) and discounts	1,350.50		1,071.35		609.16		(231)	(.06)	(626)	(.16)

Total	5,567	2.08	5,946	1.92	5,031	1.36	4,201	1.07	7,057	1.86

Total net loans	$268,280	100.00%	$309,082	100.00%	$369,239	100.00%	$389,865	100.00%	$378,641	100.00%

Mortgage-Backed Securities:
GNMA(2)	$3,366	2.67%	$2,768	2.25%	$2,046	1.63%	$1,214.82%		$682.31%
FHLMC(3)(6)	98,506	78.25	93,218	75.81	81,581	64.98	99,981	67.38	147,341	66.98
FNMA(4)(6)	23,712	18.84	26,864	21.85	41,649	33.17	38,846	26.18	55,246	25.12
CMO(5)	—	—	—	—	—	—	7,670	5.17	15,054	6.84

Total mortgage-backed securities	125,584	99.76	122,850	99.91	125,276	99.78	147,711	99.55	218,323	99.25

Add/Less:
Premiums (discounts), net (6)	489.39		2,025.17		24.18		617.41		1,632.74
Unrealized (loss) gain on securities available for sale	(184)	(.15)	(91)	(.08)	46.04		58.04		25.01

Net mortgage-backed securities	$125,889	100.00%	$122,964	100.00%	$125,556	100.00%	$148,386	100.00%	$219,980	100.00%

(1)	Includes acquisition, development and land loans.

(2)	Government National Mortgage Association (“GNMA”).

(3)	Federal Home Loan Mortgage Corporation (“FHLMC”).

(4)	Federal National Mortgage Association (“FNMA”).

(5)	Collateralized Mortgage Obligations.

(6)	Includes available for sale securities having a principal balance of $5,115,000 and a net premium of $134,000 for 1999, a principal balance of $4,165,000 and a net premium of $98,000 for 2000, a principal balance of $3,084,000 and a net premium of $9,000 for 2001, a principal balance of $2,188,000 and a net premium of $2,000 for 2002, and a principal balance of $1,537,000 for 2003.

The following table sets forth the composition of the Bank’s gross loan portfolio by type of security at the dates indicated.

	As of December 31,
	2001		2002		2003
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
One-to four-family	$275,056	73.49%	$295,781	75.06%	$268,243	69.55%
Multi-family	51,498	13.76	46,224	11.73	51,048	13.23
Commercial real estate	33,863	9.05	38,526	9.78	49,808	12.91
Construction and land	9,123	2.44	9,782	2.48	13,729	3.56
Commercial	1,262.34		658.17		407.11
Consumer-secured and unsecured	3,468.92		3,095.78		2,463.64

Total gross loans	$374,270	100.00%	$394,066	100.00%	$385,698	100.00%

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES.    The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Year Ended December 31,
	2001	2002	2003
	(Dollars in thousands)
Mortgage Loans (gross):
At beginning of period	$257,263	$312,006	$330,745

Mortgage loans originated:
One- to four-family residential	107,471	113,096	106,685
Multi-family residential	13,210	16,221	11,906
Commercial	5,209	5,368	7,066
Construction(1)	4,757	4,693	9,050

Total mortgage loans originated	130,647	139,378	134,707

Loans purchased	—	—	—

Transfer to REO	33	—	—
Charge-offs	65	143	35
Repayments	75,806	120,496	142,577

Total mortgage repayments and other reductions	75,904	120,639	142,612

At end of period	$312,006	$330,745	$322,840

Commercial Loans (gross):
At beginning of period	$928	$1,263	$658
Commercial loans originated	1,152	275	280
Charge-offs	25	—	—
Repayments	792	880	531

At end of period	$1,263	$658	$407

Consumer Loans (gross):
At beginning of period	$56,837	$61,001	$62,663
Consumer loans originated	32,716	32,962	33,668
Consumer loans sold	—	148	—
Charge-offs	183	101	92
Repayments	28,369	31,051	33,788

At end of period	$61,001	$62,663	$62,451

Mortgage-backed securities (gross):
At beginning of period	$122,850	$125,276	$147,711
Mortgage-backed securities purchased	34,156	68,422	160,854
Repayments	31,730	45,987	90,242

At end of period	$125,276	$147,711	$218,323

(1)	Includes acquisition, development and land loans.

LOAN MATURITY.    The following table sets forth the maturity of the Bank’s gross loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $105.0 million, $152.4 million, and $176.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

	One- to four- family residential mortgage loans (1)	Multi-family and commercial real estate loans (1)	Construction Loans (2)	Consumer-secured and unsecured loans	Commercial Loans	Total
	(In thousands)
Amounts due:
Within 1 year	$453	$927	$10,238	$141	$239	$11,998

After 1 year:
1 to 3 years	1,383	644	1,585	816	50	4,478
3 to 5 years	6,864	3,488	—	767	23	11,142
5 to 10 years	22,111	9,453	87	522	95	32,268
10 to 20 years	93,054	83,189	532	217	—	176,992
Over 20 years	144,378	3,155	1,287	—	—	148,820

Total due after 1 year	267,790	99,929	3,491	2,322	168	373,700

Total amounts due	$268,243	$100,856	$13,729	$2,463	$407	385,698

Less:
Allowance for loan losses						2,515
Loans in process						5,168
Deferred loan fees (costs) and discounts						(626)

Total						$378,641

(1)	Includes equity, second mortgage and home improvement loans.

(2)	Includes acquisition, development and land loans.

The following table sets forth at December 31, 2003, the dollar amount of all mortgage, consumer and construction loans, due after December 31, 2004, which have fixed interest rates or adjustable interest rates:

	Due after December 31, 2004
	Fixed Rates	Floating or Adjustable Rates	Total Due After One Year
	(In thousands)
One- to four-family residential (1)	$264,531	$3,259	$267,790
Construction loans	2,959	532	3,491
Multi-family and commercial real estate (1)	96,149	3,948	100,097
Consumer-secured and unsecured loans	1,767	555	2,322

Totals	$365,406	$8,294	$373,700

(1)	Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending.    Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 2003, 97.8% of the gross loan portfolio were fixed-rate loans and 2.2% were ARMs, and were originated for the Bank’s portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2003, $319.3 million or 82.8% of the Bank’s total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $268.2 million were one- to four-family and $51.0 million were multi-family.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank’s portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank’s policy to enforce due-on-sale provisions. As of December 31, 2003, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 5.50% on 15-year loans and 5.75% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2003, $51.0 million or 13.2% of the Bank’s total gross loan portfolio consisted of multi-family residential loans.

Upon receipt of an application for a mortgage loan from a prospective borrower, a credit report is ordered to verify information relating to the applicant’s employment, income and credit standing. A preliminary inspection of the subject premises is made by at least one member of the Executive Committee. The report of that inspection is brought before the Executive Committee or the full Board of Directors to approve the amount of the loan and the terms. Approval is given subject to a report of value from an independent appraiser and credit approval. Approval of credit is given by the Bank’s president or loan officer. It is the Bank’s policy to obtain title insurance on all real estate loans. Borrowers also must obtain hazard insurance and flood insurance, if required, prior to closing. The Bank generally requires borrowers to advance funds on a monthly basis together with each payment of principal and interest to a tax escrow account from which the Bank can make disbursements for items such as real estate taxes and certain insurance premiums, if any, as they become due.

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

The underwriting criteria used by the Bank are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank generally considers an appraisal of the project, the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and review of cost estimates, plans and specifications, preconstruction sale and leasing information, current and expected economic conditions in the area of the project, cash flow projections of the borrower, and, to the extent available, guarantees by the borrower and/or third parties. All of the Bank’s acquisition, development and construction loan portfolio is secured by real estate properties located in northern and central New Jersey.

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2003, the Bank’s acquisition, development, construction and land loans varied in size from $25,000 to $1,287,000, net of loans in process, and represented 3.6% of total gross loans.

Commercial Real Estate Lending.    Loans secured by commercial real estate totaled $49.8 million, or 12.9% of the Bank’s total gross loan portfolio, at December 31, 2003. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank’s commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant’s personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending.    The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2003, the balance of such loans was $2.9 million, or 0.8% of the Bank’s total gross loan portfolio.

Loan Review.    The Bank has a formalized loan review program, providing for detailed post-closing reviews for loans selected from all categories. After review, reports are made to the mortgage and loan officers and the Board of Directors. Classification determination is presently the responsibility of the Asset Classification Committee. See “Classification of Assets.” The purpose of these procedures is to enhance the Bank’s ability to properly document the loans it originates and to improve the performance of such loans.

Lending Authority.    The Bank’s Executive Committee has the authority to approve loans up to $750,000, with the stipulation that loans approved in excess of $500,000 must be reported at the next Board of Directors meeting. The Bank’s Vice President and Loan Officer has the authority to approve consumer and equity loans of up to $150,000.

Loan Servicing.    The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments are made on behalf of the borrowers. At December 31, 2003, the Bank was servicing $665,000 of loans for others.

Loan Origination Fees and Other Fees.    Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $626,000 in net deferred origination costs at December 31, 2003.

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

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

	At December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands)
One- to four-family residential real estate loans (1):
Non-accrual loans	$2,204	$1,723	$1,552	$984	$511
Accruing loans 90 days overdue	736	1,217	641	633	378

Total	2,940	2,940	2,193	1,617	889

Multi-family residential and commercial real estate loans (1):
Non-accrual loans	834	862	662	468	298
Accruing loans 90 days overdue	321	28	362	440	236

Total	1,155	890	1,024	908	534

Construction loans (2):
Non-accrual loans	—	—	—	—	—
Accruing loans 90 days overdue	—	114	—	—	—

Total	—	114	—	—	—

Commercial loans:
Non-accrual loans	—	25	—	—	—
Accruing loans 90 days overdue	—	—	—	137	119

Total	—	25	—	137	119

(Table of non-accrual loans, continued)

	At December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands)
Consumer loans:
Non-accrual loans	92	93	42	33	—
Accruing loans 90 days overdue	6	23	1	6	15

Total	98	116	43	39	15

Total non-performing loans:
Non-accrual loans	3,130	2,703	2,256	1,485	809
Accruing loans 90 days overdue	1,063	1,382	1,004	1,216	748

Total	$4,193	$4,085	$3,260	$2,701	$1,557

Total foreclosed real estate, net of related reserves	$456	$620	$238	$155	$—

Total non-performing loans and foreclosed real estate to total assets	1.03%	1.00%	0.65%	0.49%	0.24%

(1)	Includes equity and second mortgage loans.
(2)	Includes acquisition and development loans.

At December 31, 2001, 2002, and 2003, nonaccrual loans for which interest has been discontinued totaled approximately $2.3 million, $1.5 million and $809 thousand, respectively. During the years ended December 31, 2001, 2002, and 2003, the Bank recognized interest income of approximately $88,000, $24,000 and $35,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $230,000, $151,000 and $79,000 for the years ended December 31, 2001, 2002, and 2003, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans.    At December 31, 2001, 2002, and 2003, respectively, delinquencies in the Bank’s portfolio were as follows:

	At December 31, 2001				At December 31, 2002				At December 31, 2003
	60 — 89 Days		90 Days or more		60 — 89 Days		90 Days or more		60 — 89 Days		90 Days or more
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Delinquent loans	28	$2,291	53	$3,260	35	$1,764	35	$2,701	18	$1,574	22	$1,557
As a percent of total gross loans		0.61%		0.87%		0.45%		0.69%		0.41%		0.40%

As of December 31, 2003, the Bank had 22 loans which were 90 days or more past due totaling $1.6 million. The average balance of such loans was approximately $71,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; with the largest balance being $208,000. All loans are within the Bank’s lending areas.

The Bank’s level of non-performing loans 90 days or more delinquent decreased from $2.7 million at December 31, 2002 to $1.6 million at December 31, 2003. The total of such loans in the lower risk one- to four-family residential category decreased to $889,000 million or 57.1% of non-performing loans 90 days or more delinquent at December 31, 2003 when compared with $1.6 million or 59.9% of non-performing loans 90 days or more delinquent at December 31, 2002. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk decreased from $908,000 at December 31, 2002 to $534,000 at December 31, 2003.

Classified Assets.    Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention” by management.

A classification of either substandard or doubtful requires the establishment of general allowances for loan losses in an amount deemed prudent by management. Assets classified as “loss” require either a specific allowance for losses equal to 100% of the amount of the asset so classified or a charge off of such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

Management of the Bank has classified $1.4 million of its assets as substandard and approximately $174,000 as loss based upon its review of the Bank’s loan and foreclosed real estate portfolios. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank’s Asset Classification Committee carefully monitors all of the Bank’s delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2003, the allowance for loan losses totaled $2.5 million.

Allowance for Loan Losses.    The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

During the years ended December 31, 2001, 2002, and 2003, gross charge-offs totaled $273,000, $244,000 and $126,000, respectively.

The following table sets forth the activity of the Bank’s allowance for loan losses at the dates indicated:

	At or for the year ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands)

Balance at beginning of period	$2,300	$2,000	$1,950	$2,150	$2,550

Provision for loan losses	299	208	459	634	84

Net charge-offs:
Real estate mortgage loans	212	235	65	143	35
Consumer loans	392	33	183	101	91
Commercial loans	—	—	25	—	—
Recoveries	5	10	14	10	7

Net charge-offs	599	258	259	234	119

Balance at end of period	$2,000	$1,950	$2,150	$2,550	$2,515

Ratio of net charge offs during the period to average loans receivable during the period	.23%	.09%	.08%	.06%	.04%
Ratio of allowance for loan losses to total outstanding loans (gross) at the end of period	.73%	.62%	.57%	.65%	.65%
Ratio of allowance for loan losses to non-performing loans	47.62%	47.74%	65.95%	94.41%	161.53%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	1999	2000	2001	2002	2003
	Amount	Amount	Amount	Amount	Amount
	(In thousands)
Real estate mortgage loans (1)	$1,800	$1,750	$1,980	$2,150	$2,240
Consumer loans	200	200	150	300	200
Commercial loans	—	—	20	100	75

Total allowance	$2,000	$1,950	$2,150	$2,550	$2,515

(1)	Includes equity and second mortgages.

Mortgage-Backed Securities.    The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2003 ranging from 4.00% to 9.50%. At December 31, 2003, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $218.3 million or 34.3% of total assets. The carrying value of such securities amounted to $125.6 million, $148.4 million and $220.0 million at December 31, 2001, 2002, and 2003, respectively, and the fair market value of such securities totaled approximately $127.7 million, $154.2 million and $220.6 million at December 31, 2001, 2002, and 2003, respectively.

The following table sets forth the contractual maturities of the Bank’s gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 2003.

	Contractual Maturities Due in Year(s) Ended December 31,
	2003- 2004	2005- 2006	2007- 2011	2012- 2021	2022 and Thereafter	Total
	(In thousands)
Mortgage-backed securities:
Held to maturity	$135	$60	$6,414	$167,378	$42,799	$216,786
Available for sale	—	—	—	1,193	344	1,537

Total	$135	$60	$6,414	$168,571	$43,143	$218,323

Mortgage-backed securities are a low risk investment for the Bank. The Bank’s substantial investment in mortgage-backed securities will significantly enhance the Bank’s ability to meet risk based capital requirements as mortgage-backed securities are assigned a risk rating, generally from 0% to 20%. Based on historical experience, the Bank believes that the mortgage-backed securities will be repaid significantly in advance of the stated maturities reflected in the above table.

Investment Activities

SAIF-insured savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, SAIF-insured savings institutions may also invest their assets in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a SAIF-insured savings institution is otherwise authorized to make directly.

The Board of Directors sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal, liquidity requirements of the Bank and the return on the investment and capital appreciation. The Bank’s Chief Executive Officer may make investments up to $10 million, subject to ratification by the Bank’s Board of Directors.

The Bank’s conservative policy does not permit investment in junk bonds or speculative strategies based upon the rise and fall of interest rates. Pamrapo’s goal, however, has always been to realize the greatest possible return commensurate with its interest rate risk. Pamrapo has emphasized shorter term securities for their liquidity to increase sensitivity of its investment securities to changes in interest rates.

As a member of the FHLB-NY, the Bank is required to maintain liquid assets which meet regulatory “safety and soundness” standards. See “Regulation Federal Home Loan Bank System.”

Investment Portfolio

The following table sets forth certain information regarding the Bank’s investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

	At December 31,
	2001		2002		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments:
U.S. Government (including federal agencies) available for sale and held to maturity	$2,000	$2,013	$—	$—	$—	$—
Mutual Funds available for sale	1,398	1,397	1,442	1,442	1,474	1,464
Equity securities available for sale	7	265	7	327	7	356
FHLB-NY stock	3,796	3,796	4,403	4,403	4,744	4,744
Subordinated Notes	3,000	3,005	7,095	7,461	9,422	9,950
Trust originated preferred security	500	503	500	525	500	540
Net unrealized gain on available for sale securities	260	—	346	—	379	—

Total investment securities	$10,961	$10,979	$13,793	$14,158	$16,526	$17,054

Other interest-earning assets:
Interest bearing deposits	$17,872	$17,872	$17,685	$17,685	$4,197	$4,197

Total investment portfolio	$28,833	$28,851	$31,478	$31,843	$20,749	$21,251

The Bank has no investments with any one issuer which exceeded 10% of stockholders’ equity.

Sources of Funds

General.    Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits.    Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo’s deposits are obtained primarily from the Hudson County area. Pamrapo had no brokered deposits at December 31, 2003, as compared to $99,000 at December 31, 2002. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $46.7 million or 10.5% from $445.5 million at December 31, 2002 to $492.2 million at December 31, 2003.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio.    The following table sets forth the distribution and weighted average nominal interest rate of the Bank’s deposit accounts at the dates indicated:

	At December 31,
	2001			2002			2003
	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate
				(Dollars in thousands)
Passbook and club Accounts	$137,113	32.92%	2.33%	$155,431	34.89%	2.34%	$179,463	36.46%	1.35%
0.00% demand	26,248	6.30	0.00	26,314	5.91	0.00	30,255	6.15	0.00
NOW	32,176	7.72	1.50	32,813	7.37	1.26	41,433	8.42	1.00
Super NOW	158.04		1.50	387.09		1.26	159.03		1.00
Money market demand	28,293	6.79	2.22	32,594	7.31	2.11	38,495	7.82	1.33

Total passbook, club, NOW, and money market accounts	223,988	53.77	1.92	247,539	55.57	1.92	289,805	58.88	1.16

Certificate accounts:
91-day money market	1,582.38		2.56	2,730.61		2.14	1,713.35		1.26
26-week money market	29,538	7.09	3.43	26,300	5.90	2.55	21,443	4.36	1.62
12- to 30-month money market	120,569	28.94	4.35	124,535	27.95	3.07	129,345	26.28	2.25
30- to 48-month money market	11,735	2.82	5.26	13,054	2.93	4.77	16,633	3.38	3.93
IRA and KEOGH	28,991	6.96	4.63	31,250	7.02	3.55	33,222	6.75	2.68
Negotiated rate	184.04		3.80	99.02		2.25	—	—	—

Total certificates	192,599	46.23	4.29	197,968	44.43	3.18	202,356	41.12	2.39

Total deposits	$416,587	100.00%	3.02%	$445,507	100.00%	2.48%	$492,161	100.00%	1.66%

The following table sets forth the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Deposits net of withdrawals	$22,268	$17,438	$36,962
Interest credited	14,909	11,483	9,692

Net increase in deposits	$37,177	$28,921	$46,654

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

	At December 31,			At December 31, 2003, Maturing in
	2001	2002	2003	One Year or Less	Two Years	Three Years	Greater than Three Years
	(In thousands)
2.99% or less	$12,798	$74,055	$168,371	$152,637	$10,687	$4,518	$529
3.00% to 4.99%	128,536	115,030	27,494	19,214	2,779	1,820	3,681
5.00% to 5.99%	39,479	6,049	4,137	1,973	850	728	586
6.00% to 6.99%	11,757	2,627	2,353	2,074	243	36	—
7.00% to 7.99%	29	207	—	—	—	—	—

Total	$192,599	$197,968	$202,355	$175,898	$14,559	$7,102	$4,796

At December 31, 2003, the Bank had outstanding $65.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Amount
(In thousands)
Three months or less	$12,239
Over three through six months	11,612
Over six through twelve months	32,538
Over twelve months	9,134

Total	$65,523

Borrowings.    Although deposits are the Bank’s primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2003, outstanding advances from the FHLB-NY amounted to $87.0 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, at the dates indicated:

	At December 31,
	2001	2002	2003
	(In thousands)
Maturity
6.51% due 2002	$5,000	$—	$—
4.00% due 2002	3,000	—	—
5.36% due 2003	15,340	15,340	—
7.15% due 2003	5,000	5,000	—
4.65% due 2003	7,000	7,000	—
1.14% due 2004	—	—	5,000
4.04% due 2004	5,000	5,000	5,000
3.10% due 2004	—	7,000	7,000
1.76% due 2005	—	—	7,000
4.54% due 2005	5,000	5,000	5,000
3.64% due 2005	—	8,000	8,000
2.32% due 2006	—	—	13,000
4.84% due 2006	5,000	5,000	5,000
4.20% due 2006	—	7,000	7,000
2.31% due 2007	—	—	5,000
3.50% due 2007	—	3,000	3,000
4.85% due 2008	7,000	7,000	7,000
6.19% due 2010	10,000	10,000	10,000

Total advances from the FHLB-NY	$67,340	$84,340	$87,000

The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 2003 amounted to $118,000.

Competition

Pamrapo has substantial competition for both loans and deposits. The New York City metropolitan area has a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank faces significant competition both in making mortgage loans and in attracting deposits. The Bank’s competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies, commercial banks and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Bank faces increased competition among financial institutions for deposits. Competition also may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions and legislation authorizing the acquisition of thrifts by Banks.

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) to invest an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2003, Pamrapo had $365,000 of its assets invested in Pamrapo Service Corporation (the “Corporation”), a wholly owned subsidiary of the Bank. In the past, the Corporation has entered into real estate joint ventures for the principal purpose of land acquisition and development. However, the Corporation has disposed of all such real estate joint ventures. Currently, the Corporation’s only investments are in bank premises and real estate held for investment.

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

Yields Earned and Rates Paid

The Bank’s earnings depend primarily on its net interest income. Net interest income is affected by (i) the volume of interest-earning assets and interest-bearing liabilities, (ii) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities and (iii) the difference (“interest rate spread”) between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

A large portion of the Bank’s real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2003, approximately 97.8% of the Bank’s gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank’s yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank’s interest rate spread.

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

	Year Ended December 31,
	2001			2002			2003
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$340,340	$27,480	8.07%	$384,671	$29,267	7.61%	$376,029	$26,102	6.94%
Mortgage-backed securities	121,596	7,925	6.52	127,674	7,765	6.08	199,551	9,570	4.80
Investments	8,840	597	6.75	7,163	518	7.23	10,523	737	7.00
Other interest-earning assets	11,841	623	5.26	25,534	508	1.99	18,506	346	1.87

Total interest-earning assets	482,617	36,625	7.59	545,042	38,058	6.98	604,609	36,755	6.08

Non-interest-earning assets	23,164			18,397			18,348

Total assets (1)	$505,781			$563,439			$622,957

Interest-bearing liabilities:
Passbook and club account	$128,648	3,281	2.55	$145,051	3,428	2.36	$169,415	3,118	1.84
NOW and money market accounts	57,742	1,148	1.99	62,683	1,081	1.72	73,798	1,029	1.39
Certificates of Deposits	195,106	10,481	5.37	193,654	6,974	3.60	202,513	5,544	2.74
Advances and other borrowings	45,548	2,635	5.79	75,525	3,807	5.04	90,222	3,742	4.15

Total interest-bearing liabilities	427,044	17,545	4.11	476,913	15,290	3.21	535,948	13,433	2.51

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	21,604			27,363			29,601
Other	10,376			10,120			7,045

Total non-interest-bearing liabilities	31,980			37,483			36,646

Total liabilities	459,024			514,396			572,594

Stockholders’ equity	46,757			49,043			50,363

Total liabilities and stockholders’ equity	$505,781			$563,439			$622,957

Net interest income/interest rate spread		$19,080	3.48%		$22,768	3.77%		$23,322	3.57%

Net interest-earning assets/net yield on Interest-earning assets	$55,573		3.95%	$68,129		4.18%	$68,661		3.86%

Ratio of average interest-earning assets to Average interest-bearing liabilities		1.13x			1.14x			1.13x

(1)	Non-accruing loans are part of the average balances of loans outstanding.

Interest Rate Sensitivity Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $179.5 million at December 31, 2003, are withdrawn at the following rates, 17.00%, 31.11%, 29.44%, 52.96%, 77.87% and 100.00% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $38.5 million at December 31, 2003, are withdrawn at the following rates, 79.00%, 52.39%, 52.39%, 84.36%, 97.62% and 100.00% on the cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its non-interest bearing demand, NOW and Super NOW accounts which totaled $71.8 million at December 31, 2003, are withdrawn at the following rates, 37.00%, 53.76%, 31.11%, 60.62%, 84.47% and 100.00% on the cumulative declining balance of such accounts during the periods shown.

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-earning Assets:
Loans	$11,998	$4,478	$11,142	$32,268	$176,992	$148,820	$385,698
Mortgage-backed securities (1)	135	60	311	13,927	197,137	6,753	218,323
Investments (1)	1,481	—	—	9,422	—	500	11,403
Other interest-earning assets (2)	4,744	—	—	—	—	—	4,744

Total interest-earning assets	18,358	4,538	11,453	55,617	374,129	156,073	620,168

Interest-bearing Liabilities:
NOW and Super NOW accounts	18,647	28,600	7,653	10,273	5,637	1,036	71,847
Money market accounts	20,288	9,539	4,541	3,482	630	15	38,495
Passbook and club accounts	30,509	46,340	30,210	38,346	26,522	7,537	179,463
Certificate accounts	175,898	21,661	4,796	—	—	—	202,355
Advances and other borrowings	17,000	45,000	15,000	10,000	—	—	87,000

Total interest-bearing liabilities	262,342	151,140	62,200	62,100	32,789	8,589	$579,160

Interest sensitivity gap per period	$(243,984)	$(146,602)	$(50,747)	$(6,483)	$341,340	$147,484

Cumulative interest sensitivity gap	$(243,984)	$(390,585)	$(441,332)	$(447,816)	$(106,476)	$41,008

Cumulative gap as a percent of total assets	(38.31%)	(61.33%)	(69.29%)	(70.31%)	(16.72%)	6.44%

Cumulative interest-sensitive assets as a percent of interest-sensitive liabilities	(7.00%)	(5.54%)	(7.22%)	(16.73%)	(81.34%)	(107.08%)

(1)	Includes available for sale securities.
(2)	Includes FHLB-NY stock which has no stated maturity.

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

	Year Ended December 31,
	2002 v. 2001			2003 v. 2002
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest income:
Loans	$3,557	$(1,769)	$1,787	$(646)	$(2,519)	$(3,165)
Mortgaged-backed securities	401	(562)	(160)	4,359	(2,554)	1,805
Investments	(113)	34	(79)	243	(24)	219
Other interest-earning assets	720	(835)	(115)	(140)	(22)	(162)

Total interest income	4,565	(3,132)	1,433	3,816	(5,119)	(1,303)

Interest expense:
Passbook and club accounts	422	(276)	147	571	(881)	(310)
NOW and money market accounts	102	(169)	(67)	191	(243)	(52)
Certificates of deposit	(79)	(3,428)	(3,507)	312	(1,742)	(1,430)
Advance and other borrowings	1,739	(566)	1,172	738	(803)	(65)

Total interest expense	2,184	(4,439)	(2,255)	1,812	(3,669)	(1,857)

Net change in net interest	$2,381	$1,307	$3,688	$2,005	$(1,451)	$554

REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision (“OTS”) under the Home Owners’ Loan Act, as amended (the “HOLA”). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act (“FDI Act”).

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (“BHC Act”), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

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

Federal Savings Institution Regulation

Capital Requirements.    The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2003, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2003:

	Actual Amount	Required Amount	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$46,166	$9,544	$36,622	7.26%	1.50%
Core (Leverage)	46,166	25,451	20,715	7.26%	4.00%
Risk-based	48,507	25,645	22,862	15.13%	8.00%

Prompt Corrective Regulatory Action.    Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.    Deposits of the Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

The Bank’s assessment rate for the year ended December 31, 2003 was 0 basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $73,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Loans to One Borrower.    Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2003, the Bank’s limit on loans to one borrower was $7.0 million. At December 31, 2003, the Bank’s largest aggregate outstanding balance of loans to one borrower was $5.9 million.

QTL Test.    The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2003, the Bank maintained 85.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.    OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2003, the Bank was classified as a Tier 1 Bank.

Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for “expedited treatment” for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

Liquidity.    Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution “maintain sufficient liquidity to ensure its safe and sound operation.” The Bank’s average liquidity ratio for the month of December 2003 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 2.1%, and in the opinion of management meets current requirements for Bank’s safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments.    Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2003 totaled $123,000.

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

Transactions with Related Parties.    The Bank’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Standards for Safety and Soundness.    The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

Standards for Safeguarding Customer Information.    In 1999, the President signed the Gramm-Leach-Bliley Act was into law. Section 501 of the Act requires that bank regulatory agencies establish appropriate standards for financial institutions relating to the administrative, technical, and physical safeguards for customer records and information. Accordingly, the OTS, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published Interagency Guidelines for Safeguarding Customer Information in February of 2001. The Customer Information Guidelines require the Bank to adopt a comprehensive written information security program that is designed to protect against unauthorized access to or use of customers’ nonpublic personal information. All elements of the security program must be coordinated among all parts of the bank. The Board of Directors of the Bank must approve the written information security program and oversee its the development, implementation and maintenance. The Bank must identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer information systems, assess the likelihood and potential damage of these threats (taking into consideration the sensitivity of customer information), and assess the sufficiency of policies, procedures, customer information systems, and other arrangements in place to control risks. In order to manage and control any risk, the Bank should design its information security program to control the identified risks, commensurate with the sensitivity of the information as well as the complexity and scope of the bank’s activities and adopt such measures listed in the Guidelines regarding access, controls, encryption and other procedures that the bank concludes are appropriate. In addition, Banks are required to exercise due diligence in selecting service providers having access to customer information, require such service providers by contract to implement appropriate measures designed to meet the objectives of the Guidelines, and monitor such service providers to confirm that they have satisfied their obligations under the contract. The Bank must report to its board at least annually describing the overall status of the information security program and the Bank’s compliance with the Guidelines.

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

New Jersey Law

The Commissioner regulates, among other things, the Bank’s internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank’s Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock. In addition, the Commissioner conducts periodic examinations of First Savings. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the FDIC.

Recent federal and state legislative developments have reduced distinctions between commercial banks and SAIF-insured savings institutions in New Jersey with respect to lending and investment authority, as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations (“parity legislation”) have given New Jersey chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. Some provisions of the Act took effect upon passage while the rest took effect over a period of 30 to 270 days after passage and are subject to continuing rulemaking by the Securities and Exchange Commission and the self regulatory organizations. Some of the changes included in the new, amended and proposed regulations are:

•	Require accelerated annual and quarterly reporting for certain filers and require the CEOs and CFOs to certify their company’s financial reports, filings & control systems;
•	Require increased disclosure and reporting obligations for the company, its officers and directors, and its affiliates;
•	Require that the company comply with new audit committee independence and auditor independence requirements; and
•	Implement new corporate responsibility requirements and provide additional corporate and criminal fraud accountability.

The Company is continuing to monitor the passage of the new and amended regulations and is taking appropriate measures to comply with them. Although the Company will incur additional expense in complying with the various provisions of the Act and the new and amended regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

The USA Patriot Act of 2001

The USA Patriot Act of 2001, as amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

FEDERAL AND STATE TAXATION

Federal Taxation

General.    The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 2003 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

Bad Debt Reserves.    For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the “Code”) were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the “PTI Method”) or (ii) the Experience Method. The Bank’s reserve for nonqualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

Distributions.    Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s income.

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

State and Local Taxation

New Jersey Taxation.    The Bank, its subsidiary, Pamrapo Service Corporation, and the Company file separate New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 9% of taxable income. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000).

Personnel

As of December 31, 2003, the Bank had 93 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 2.	Properties.

The Bank conducts its business through nine branch offices and one administrative office. Three offices have drive-up facilities. The Bank has automatic teller machines at eight of its nine branch facilities and four other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2003. The total net book value of the Bank’s premises and equipment at December 31, 2003 was $4.1 million.

Location	Year Office Opened	Net Book Value
	(In thousands)
Executive Office 591-597 Avenue C Bayonne, New Jersey	1985	$1,674
Branch Offices
611 Avenue C Bayonne, New Jersey	1984	650
155 Broadway Bayonne, New Jersey	1973	104
175 Broadway Bayonne, New Jersey	1985	—	(1)
861 Broadway Bayonne, New Jersey	1962	107
987 Broadway Bayonne, New Jersey	1977	249
1475 Bergen Boulevard Fort Lee, New Jersey	1990	—	(2)
544 Broadway Bayonne, New Jersey	1995	16	(2)
401 Washington Street Hoboken, New Jersey	1990	204	(2)
473 Spotswood-Englishtown Road Monroe, New Jersey	1998	334	(2)

Net book value of properties		3,338
Furnishings and equipment (3)		755

Total premises and equipment		$4,093

(1)	The net book value of the property is included in investment in real estate.

(2)	Leased Property.

(3)	Includes off-site ATMs.

Item 3.	Legal Proceedings.

The Company is from time to time a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of any such existing litigation should not have material effect on the consolidated financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Information relating to the market for Registrant’s common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant’s 2003 Annual Report to Stockholders on page 43 and is incorporated herein by reference.

Item 6.	Selected Financial Data.

The selected financial data appears under Selected Consolidated Financial Condition and Operating Data of the Company in the Registrant’s 2003 Annual Report to Stockholders on pages 41 and 42 and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The above-captioned information appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2003 Annual Report to Stockholders on pages 9 through 13 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Management of Interest Rate Risk.    The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

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

Net Portfolio Value.    The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table, which sets forth the Bank’s NPV as of December 31, 2003, was calculated by the OTS:

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)

300	$30,032	$(58,406)	(66)	4.88%	(809)
200	48,877	(39,561)	(45)	7.67%	(529)
100	69,034	(19,404)	(22)	10.46%	(250)
Static	88,438	—	—	12.96%	—
-100	99,258	10,820	12	14.25%	129

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

The Consolidated Statements of Financial Condition, and related notes thereto, of Pamrapo Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC appears in the Registrant’s 2003 Annual Report to Stockholders on pages 14 through 39 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures

As of a date within 90 days of the filing date of this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics is filed as an exhibit to this Form 10-K. The Code of Ethics is also available free of charge by writing to the Secretary of the Company’s office, 611 Avenue C, Bayonne, New Jersey 07002.

Other information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2004 (“Proxy Statement”) at pages 4 through 6.

Item 11.	Executive Compensation.

The information relating to executive compensation is incorporated herein by reference to the Registrant’s Proxy at pages 9 through 16.

Item 12.	Security Ownership of Certain Beneficial Owners.

The information relating to security ownership of certain beneficial owners is incorporated herein by reference to the Registrant’s Proxy Statement on pages 3 through 6 and 16.

Item 13.	Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement on page 16.

Item 14.	Principal Accounting Fees and Services.

The information relating to principal accounting fees and services is incorporated herein by reference to the Registrant’s Proxy Statement on page 17.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page
(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 2003 Annual Report to Stockholders.

Consolidated Statements of Financial Condition as of December 31, 2002 and 2003	14

Consolidated Statements of Income for the Years Ended December 31, 2001, 2002, and 2003	15

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2002, and 2003	16

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2002, and 2003	17

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002, and 2003	18

Notes to Consolidated Financial Statements	20

Independent Auditors’ Report	39

Management Responsibility Statement	40

The remaining information appearing in the 2003 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

(a)	The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.*

3.2	Bylaws of Pamrapo Bancorp, Inc.*

4	Stock Certificate of Pamrapo Bancorp, Inc.**

10.1	Employment Agreement between the Bank and William J. Campbell.**

10.2	Employment Agreement between the Company and William J. Campbell.**

10.3	Special Termination Agreement (Hughes).***

10.5	Special Termination Agreement (Russo).**

10.6	Change of Control Agreement (Walter).****

10.7	Management Recognition and Retention Plan and Trust.**

10.11	Board of Directors’ Compensation and Trust Agreement.**

11	Computation of earnings per share (filed herewith).

13	Portions of the 2003 Annual Report to Stockholders (filed herewith).

14	Code of Ethics (filed herewith).

21	Subsidiary information is incorporated herein by reference to “Part I—Subsidiaries.”

23	Consent of Auditors (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001, SEC file No. 000-18014.

**	Incorporated herein by reference to the Form S-1, Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

***	Incorporated herein by reference to the Form 10-Q, Quarterly Report, filed on May 6, 1997, Registration No. 000-18014.

****	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 27, 2002, SEC file No. 000-18014.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the 2003 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

By:	/s/ William J. Campbell

William J. Campbell
President

Dated:    March 15, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Campbell William J. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ Kenneth D. Walter Kenneth D. Walter	Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Daniel J. Massarelli Daniel J. Massarelli	Chairman of the Board and Director	March 15, 2004

/s/ John A. Morecraft John A. Morecraft	Vice Chairman of the Board and Director	March 15, 2004

/s/ Patrick D. Conaghan Patrick D. Conaghan	Director	March 15, 2004

/s/ James J. Kennedy James J. Kennedy	Director	March 15, 2004

/s/ Dr. Jaime Portela Dr. Jaime Portela	Director	March 15, 2004

/s/ Francis J. O’Donnell Francis J. O’Donnell	Director	March 15, 2004