Form 10-Q
period 2004-03-31
PAMRAPO BANCORP INC
filed 2004-04-30
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                                                         March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number  0-18014

PAMRAPO BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2984813

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

611 Avenue C, Bayonne, New Jersey	07002

(Address of principal executive offices )	(Zip Code)

Registrant’s telephone number, including area code                                                     201-339-4600

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date April 29, 2004.

$.01 par value common stock — 4,974,313 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and amounts due from depository institutions	$5,946,660	$5,929,784
Interest-bearing deposits in other banks	12,126,987	4,196,698

Total cash and cash equivalents	18,073,647	10,126,482

Securities available for sale	3,841,668	3,921,902
Investment securities held to maturity; estimated fair value of $10,040,000 (2004) and $9,950,000 (2003)	9,395,969	9,422,111
Mortgage-backed securities held to maturity; estimated fair value of $214,818,000 (2004) and $219,035,000 (2003)	211,825,677	218,418,340
Loans receivable	378,746,560	378,640,773
Investment in real estate	128,283	129,640
Premises and equipment	4,007,220	4,092,683
Federal Home Loan Bank stock, at cost	4,743,900	4,743,900
Interest receivable	2,929,484	2,838,497
Other assets	5,156,608	4,560,853

Total assets	$638,849,016	$636,895,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$489,883,342	$492,160,765
Advances from Federal Home Loan Bank of New York	89,000,000	87,000,000
Other borrowed money	109,494	117,748
Advance payments by borrowers for taxes and insurance	3,346,981	3,495,739
Other liabilities	4,279,126	2,797,586

Total liabilities	586,618,943	585,571,838

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding—none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,974,313 shares outstanding	69,000	69,000
Paid-in capital in excess of par value	18,957,298	18,957,298
Retained earnings—substantially restricted	55,523,807	54,621,926
Accumulated other comprehensive income—Unrealized gain on securities available for sale	248,019	243,170
Treasury stock, at cost; 1,925,687 shares	(22,568,051)	(22,568,051)

Total stockholders’ equity	52,230,073	51,323,343

Total liabilities and stockholders’ equity	$638,849,016	$636,895,181

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$6,132,688	$6,931,445
Mortgage-backed securities	2,452,861	2,124,358
Investments and other interest-earning assets	243,960	287,933

Total interest income	8,829,509	9,343,736

Interest expense:
Deposits	2,024,312	2,623,870
Advances and other borrowed money	797,691	999,496

Total interest expense	2,822,003	3,623,366

Net interest income	6,007,506	5,720,370
Provision for loan losses	10,000	30,000

Net interest income after provision for loan losses	5,997,506	5,690,370

Non-interest income:
Fees and service charges	320,455	342,015
Miscellaneous	291,234	230,784

Total non-interest income	611,689	572,799

Non-interest expenses:
Salaries and employee benefits	1,926,709	1,715,438
Net occupancy expense of premises	247,562	260,488
Equipment	303,955	361,820
Advertising	61,907	44,348
Miscellaneous	826,011	774,365

Total non-interest expenses	3,366,144	3,156,459

Income before income taxes	3,243,051	3,106,710
Income taxes	1,296,564	1,259,992

Net income	$1,946,487	$1,846,718

Net income per common share:
Basic	$0.39	$0.36

Diluted	$0.39	$0.36

Dividends per common share	$0.21	$0.20

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,974,313	5,145,986

Diluted	5,001,164	5,145,986

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income	$1,946,487	$1,846,718

Other comprehensive income, net of income taxes:
Gross unrealized holding gain on securities available for sale	8,149	10,298
Deferred income taxes	(3,300)	(4,100)

Other comprehensive income	4,849	6,198

Comprehensive income	$1,951,336	$1,852,916

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,946,487	$1,846,718
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	133,552	155,002
Amortization of premiums and discounts, net	216,384	97,498
Accretion of deferred loan fees, net	70,351	65,012
Provision for loan losses	10,000	30,000
(Increase) in interest receivable	(90,987)	(47,933)
(Increase) decrease in other assets	(599,055)	195,695
Increase in other liabilities	1,481,540	5,558

Net cash provided by operating activities	3,168,272	2,347,550

Cash flow from investing activities:
Principal repayments on securities available for sale	96,390	213,186
Purchases of securities available for sale	(8,007)	(8,396)
Principal repayments on mortgage-backed securities held to maturity	11,432,109	15,971,561
Purchases of mortgage-backed securities held to maturity	(5,029,688)	(39,931,560)
Net change in loans receivable	(186,138)	8,369,952
Additions to premises and equipment	(46,732)	(98,855)

Net cash provided by (used in) investing activities	6,257,934	(15,484,112)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,277,423)	19,616,103
Net increase (decrease) in advances from Federal Home Loan Bank of New York	2,000,000	(5,000,000)
Net (decrease) in other borrowed money	(8,254)	(7,622)
Net (decrease) increase in payments by borrowers for taxes and insurance	(148,758)	143,564
Cash dividends paid	(1,044,606)	(1,029,197)

Net cash (used in) provided by financing activities	(1,479,041)	13,722,848

Net increase in cash and cash equivalents	7,947,165	586,286
Cash and cash equivalents—beginning	10,126,482	23,857,387

Cash and cash equivalents—ending	$18,073,647	$24,443,673

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,702,458	$3,699,930

Income taxes	$850,000	$—

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the “Bank”) and Pamrapo Service Corp, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

The Company’s assets at March 31, 2004 totaled $638.8 million, which represents an increase of $1.9 million as compared with $636.9 million at December 31, 2003.

Securities available for sale at March 31, 2004, decreased $80,000 or 2.0% to $3.8 million when compared with $3.9 million at December 31, 2003. The decrease during the three months ended March 31, 2004, resulted primarily from repayments on securities available for sale of $96,000, sufficient to offset an increase in net unrealized gain of $8,000 and purchases of $8,000.

Investment securities held to maturity at March 31, 2004, remained unchanged at $9.4 million when compared with December 31, 2003. Mortgage-backed securities held to maturity at March 31, 2004 decreased $6.6 million or 3.0% to $211.8 million when compared with $218.4 million at December 31, 2003. During the three months ended March 31, 2004, repayments of mortgage-backed securities held to maturity amounted to $11.4 million, partially offset by purchases of $5.0 million.

Net loans amounted to $378.7 million at March 31, 2004, as compared to $378.6 million at December 31, 2003, which represents an increase of $106,000. The increase during the three months ended March 31, 2004 resulted primarily from loan origination exceeding principal repayments.

Deposits at March 31, 2004 totaled $489.9 million as compared with $492.2 million at December 31, 2003, representing a decrease of $2.3 million.

Advances from the Federal Home Loan Bank (“FHLB”) increased $2.0 million or 2.3% to $89.0 million at March 31, 2004, when compared to $87.0 million at December 31, 2003.

Stockholders’ equity totaled $52.2 million and $51.3 million at March 31, 2004, and December 31, 2003, respectively. The increase of $907,000 was primarily the result of the net income for three months ended March 31, 2004, of $1.9 million, partially offset by cash dividends paid of $1.0 million.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Net income increased $99,000 or 5.4% to $1.9 million for the three months ended March 31, 2004, compared with $1.8 million for the same 2003 period. The increase in net income during the 2004 period resulted from decreases in total interest expense and provision for loan losses along with an increase in non-interest income which were partially offset by a decrease in total interest income along with increases in non-interest expenses and income taxes.

Interest income on loans decreased by $798,000 or 11.5% to $6.1 million during the three months ended March 31, 2004, when compared with $6.9 million for the same 2003 period. The decrease during the 2004 period resulted from a decrease of sixty-nine basis points in the yield earned on loans, along with a decrease of $8.3 million or 2.2% in the average balance of loans outstanding. Interest on mortgage-backed securities increased $329,000 or 15.5% to $2.5 million during the three months ended March 31, 2004, when compared with $2.1 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $61.9 million or 39.7% in the average balance of mortgage-backed securities outstanding, which was sufficient to offset a decrease of ninety-four basis points in the yield earned on the mortgage-backed securities. Interest earned on

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003 (Cont’d.)

investments and other interest-earning assets decreased by $44,000 or 15.3% to $244,000 during the three months ended March 31, 2004, when compared to $288,000 during the same 2003 period primarily due to a decrease of $4.6 million or 15.2% in the average balance of such assets outstanding sufficient to offset an increase of one basis point in the yield earned on such portfolio.

Interest expense on deposits decreased $600,000 or 22.9% to $2.0 million during the three months ended March 31, 2004, when compared to $2.6 million during the same 2003 period. Such decrease was primarily attributable to a decrease of seventy basis points in the cost of interest-bearing deposits, which was sufficient to offset an increase of $32.4 million or 7.6% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $201,000 or 20.1% to $798,000 during the three months ended March 31, 2004, when compared with $999,000 during the same 2003 period, primarily due to a 112 basis point decrease in the cost of advances and other borrowed money, sufficient to offset an increase of $3.8 million in the average balance of advances outstanding.

Net interest income increased $288,000 or 5.0% during the three months ended March 31, 2004 when compared with the same 2003 period. Such increase was due to a decrease in total interest expense of $801,000, sufficient to offset a decrease in total interest income of $513,000. The Bank’s net interest rate spread decreased to 3.62% in 2004 from 3.69% in 2003. The decrease in the interest rate spread resulted from a decrease of eighty-five basis points in the yield of interest-earning assets sufficient to offset seventy-eight basis point decrease in the cost of interest-bearing liabilities.

During the three months ended March 31, 2004 and 2003, the Bank provided $10,000 and $30,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2004 and 2003, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $1.8 million or 0.28% of total assets and $2.5 million or 0.41% of total assets, respectively. At March 31, 2004, $874,000 of non-performing loans were accruing interest and $924,000 were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2004 and 2003, the Bank charged off loans aggregating $27,000 and $7,000, respectively. The allowance for loan losses amounted to $2.5 million at March 31, 2004, representing 0.65% of total loans and 138.9% of loans delinquent ninety days or more, and $2.6 million at March 31, 2003, representing 0.67% of total loans and 103.8% of loans delinquent ninety days or more.

Non-interest income increased $39,000 or 6.8% to $612,000 during the three months ended March 31, 2004, from $573,000 during the same 2003 period, which resulted from an increase in miscellaneous income of $60,000 partially offset by a decrease in fees and service charges of $21,000.

Non-interest expenses increased by $210,000 or 6.7% to $3.4 million during the three months ended March 31, 2004, when compared with $3.2 million during the same 2003 period. Salaries and employee benefits, advertising and miscellaneous expenses increased $212,000, $18,000 and $51,000, respectively, which was sufficient to offset decreases in net occupancy and equipment of $13,000 and $58,000, respectively, during the 2004 period when compared with the same 2003 period.

Income taxes totaled $1.30 million and $1.26 million during the three months ended March 31, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income of $136,000.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 2.97% during the month of March 2004. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2004 and 2003. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2004 and 2003, amounted to $1.045 million and $1.029 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $378.7 million and $378.6 million at March 31, 2004, and December 31, 2003, respectively. Securities available for sale totaled $3.8 million and $3.9 million at March 31, 2004 and December 31, 2003, respectively. Mortgage-backed securities held to maturity totaled $211.8 million and $218.4 million at March 31, 2004, and December 31, 2003. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2004, advances from the FHLB amounted to $89.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2004, the Bank had outstanding commitments to originate loans of $15.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2004, totaled $175.0 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at March 31, 2004, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$50,756	15.78%	$25,726	8.00%	$32,158	10.00%
Tier 1 Capital (to risk-weighted assets)	48,422	15.06%	—	—	19,295	6.00%
Core (Tier 1) Capital (to adjusted total assets)	48,422	7.58%	25,550	4.00%	31,938	5.00%
Tangible Capital (to adjusted total assets)	48,422	7.58%	9,581	1.50%	—	—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of December 31, 2003, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock )	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$30,032	$(58,406)	(66)	4.88%	(809)
200	48,877	(39,561)	(45)	7.67	(529)
100	69,034	(19,404)	(22)	10.46	(250)
Static	88,438	—	—	12.96	—
-100	99,258	10,820	12	14.25	129

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of a date within 90 days of filing date of this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its exchange for reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.*

3.2	By-Laws of Pamrapo Bancorp, Inc.*

11.0	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference to 10-K Annual Report for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 30, 2001, Commission File No. 000-18014.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date:	April 29, 2004	By:	/s/ William J. Campbell

William J. Campbell President and Chief Executive Officer

Date:	April 29, 2004	By:	/s/ Kenneth D. Walter

Kenneth D. Walter Vice President and Chief Financial Officer