Form 10-Q
period 2004-06-30
PAMRAPO BANCORP INC
filed 2004-08-06
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date August 5, 2004.

$.01 par value common stock - 4,974,913 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and amounts due from depository institutions	$3,831,186	$5,929,784
Interest-bearing deposits in other banks	3,649,222	4,196,698

Total cash and cash equivalents	7,480,408	10,126,482

Securities available for sale	3,740,677	3,921,902
Investment securities held to maturity; estimated fair value of $9,955,000 (2004) and $9,950,000 (2003)	9,367,482	9,422,111
Mortgage-backed securities held to maturity; estimated fair value of $219,179,000 (2004) and $219,035,000 (2003)	222,997,278	218,418,340
Loans receivable	383,030,433	378,640,773
Investment in real estate	126,200	129,640
Premises and equipment	3,928,250	4,092,683
Federal Home Loan Bank stock, at cost	5,151,900	4,743,900
Interest receivable	2,843,932	2,838,497
Other assets	5,053,362	4,560,853

Total assets	$643,719,922	$636,895,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$496,588,284	$492,160,765
Advances from Federal Home Loan Bank of New York	87,000,000	87,000,000
Other borrowed money	101,074	117,748
Advance payments by borrowers for taxes and insurance	3,106,384	3,495,739
Other liabilities	3,804,972	2,797,586

Total liabilities	590,600,714	585,571,838

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding - none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,974,913 and 4,974,313 shares, respectively, outstanding	69,000	69,000
Paid-in capital in excess of par value	19,001,433	18,957,298
Retained earnings - substantially restricted	56,444,300	54,621,926
Accumulated other comprehensive income - unrealized gain on securities available for sale	235,049	243,170
Treasury stock, at cost; 1,925,087 and 1,925,687 shares, respectively	(22,630,574)	(22,568,051)

Total stockholders’ equity	53,119,208	51,323,343

Total liabilities and stockholders’ equity	$643,719,922	$636,895,181

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$6,116,044	$6,657,852	$12,248,732	$13,589,297
Mortgage-backed securities	2,552,964	2,380,658	5,005,825	4,505,016
Investments and other interest-earning assets	258,429	273,844	502,389	561,777

Total interest income	8,927,437	9,312,354	17,756,946	18,656,090

Interest expense:
Deposits	2,004,638	2,585,201	4,028,950	5,209,071
Advances and other borrowed money	783,085	967,892	1,580,776	1,967,388

Total interest expense	2,787,723	3,553,093	5,609,726	7,176,459

Net interest income	6,139,714	5,759,261	12,147,220	11,479,631
Provision for loan losses	10,000	30,000	20,000	60,000

Net interest income after provision for loan losses	6,129,714	5,729,261	12,127,220	11,419,631

Non-interest income:
Fees and service charges	332,477	383,674	652,932	725,689
Miscellaneous	321,190	282,917	612,424	513,701

Total non-interest income	653,667	666,591	1,265,356	1,239,390

Non-interest expenses:
Salaries and employee benefits	1,926,031	1,721,902	3,852,740	3,437,340
Net occupancy expense of premises	247,108	268,960	494,670	529,408
Equipment	314,964	308,808	618,919	670,628
Advertising	32,830	35,971	94,737	80,319
Miscellaneous	969,643	932,911	1,795,654	1,707,276

Total non-interest expenses	3,490,576	3,268,552	6,856,720	6,424,971

Income before income taxes	3,292,805	3,127,300	6,535,856	6,234,050
Income taxes	1,327,707	1,263,358	2,624,271	2,523,350

Net income	$1,965,098	$1,863,942	$3,911,585	$3,710,700

Net income per common share:
Basic	$0.40	$0.36	$0.79	$0.72

Diluted	$0.39	$0.36	$0.78	$0.72

Dividends per common share	$0.21	$0.20	$0.42	$0.40

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,974,511	5,130,982	4,975,012	5,138,442

Diluted	4,997,119	5,130,982	4,999,797	5,138,442

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,965,098	$1,863,942	$3,911,585	$3,710,700

Other comprehensive (loss) income, net of income taxes:
Gross unrealized holding (loss) gain on securities available for sale	(21,570)	53,838	(13,421)	64,136
Deferred income taxes	8,600	(21,600)	5,300	(25,700)

Other comprehensive (loss) income	(12,970)	32,238	(8,121)	38,436

Comprehensive income	$1,952,128	$1,896,180	$3,903,464	$3,749,136

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,911,585	$3,710,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	265,433	298,006
Amortization of premiums and discounts, net	315,693	253,533
Accretion of deferred fees, net	132,203	115,198
Provision for loan losses	20,000	60,000
(Gain) on sales of foreclosed real estate	—	(17,362)
(Increase) in interest receivable	(5,435)	(21,617)
(Increase) decrease in other assets	(487,209)	419,752
Increase (decrease) in other liabilities	1,007,386	(421,573)
Award of treasury stock	14,850	—

Net cash provided by operating activities	5,174,506	4,396,637

Cash flows from investing activities:
Principal repayments on securities available for sale	183,987	338,301
Purchases of securities available for sale	(16,183)	(16,259)
Principal repayments on mortgage-backed securities held to maturity	29,491,418	38,260,809
Purchases of mortgage-backed securities held to maturity	(34,331,420)	(116,318,042)
Net change in loans receivable	(4,541,863)	15,324,918
Proceeds from sales of foreclosed real estate	—	172,702
Additions to premises and equipment	(97,560)	(173,242)
Purchase of Federal Home Loan Bank of New York stock	(408,000)	(813,600)

Net cash (used in) investing activities	(9,719,621)	(63,224,413)

Cash flows from financing activities:
Net increase in deposits	4,427,519	30,402,331
Net increase in advances from Federal Home Loan Bank of New York	—	20,000,000
Net (decrease) in other borrowed money	(16,674)	(15,396)
Net (decrease) in payments by borrowers for taxes and insurance	(389,355)	(48,663)
Cash dividends paid	(2,089,211)	(2,058,395)
Purchase of treasury stock	(133,222)	(3,142,090)
Issuance of treasury stock	99,984	—

Net cash provided by financing activities	1,899,041	45,137,787

Net (decrease) in cash and cash equivalents	(2,646,074)	(13,689,989)
Cash and cash equivalents - beginning	10,126,482	23,857,387

Cash and cash equivalents - ending	$7,480,408	$10,167,398

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,504,717	$7,174,701

Income taxes	$2,758,141	$2,031,341

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Changes in Financial Condition

The Company’s assets at June 30, 2004 totalled $643.7 million, which represents an increase of $6.8 million or 1.07% as compared with $636.9 million at December 31, 2003.

Securities available for sale at June 30, 2004 decreased $181,000 or 4.61% to $3.7 million when compared with $3.9 million at December 31, 2003. The decrease during the six months ended June 30, 2004, resulted primarily from repayments on securities available for sale of $184,000 and a decrease in net unrealized gain of $13,000, which were sufficient to offset purchases of $16,000.

Investment securities held to maturity at June 30, 2004 remained unchanged at $9.4 million when compared with December 31, 2003. Mortgage-backed securities held to maturity increased $4.6 million or 2.11% to $223.0 million at June 30, 2004 when compared to $218.4 million at December 31, 2003. The increase during the six months ended June 30, 2004, resulted primarily from purchases of $34.3 million sufficient to offset principal repayments of $29.5 million.

Net loans amounted to $383.0 million at June 30, 2004, as compared to $378.6 million at December 31, 2003, which represents an increase of $4.4 million or 1.16%. The increase during the six months ended June 30, 2004 resulted primarily from loan originations exceeding principal repayments.

Deposits at June 30, 2004 totalled $496.6 million as compared with $492.2 million at December 31, 2003, representing an increase of $4.4 million or 0.89%.

Advances from the Federal Home Loan Bank (“FHLB”) remained unchanged at $87.0 million at June 30, 2004, when compared with December 31, 2003.

Stockholders’ equity totalled $53.1 million and $51.3 million at June 30, 2004 and December 31, 2003, respectively. The increase of $1.8 million for the six months ended June 30, 2004, resulted primarily from the net income of $3.9 million offset by the cash dividend paid of $2.1 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

Net income increased $101,000 or 5.42% to $1.965 million for the three months ended June 30, 2004 compared with $1.864 million for the same 2003 period. The increase in net income during the 2004 period resulted from decreases in total interest expense and provision for loan losses, which were partially offset by decreases in total interest income and non-interest income and increases in non-interest expenses and income taxes.

Interest income on loans decreased by $542,000 or 8.14% to $6.1 million during the three months ended June 30, 2004 when compared with $6.7 million for the same 2003 period. The decrease during the 2004 period resulted from a sixty-two basis point decrease in the yield earned on the loan portfolio partially offset by an increase of $2.3 million in the average balance of loans outstanding. Interest on mortgage-backed securities increased $172,000 or 7.22% to $2.6 million during the three months ended June 30, 2004 when compared with $2.4 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $27.4 million or 14.29% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of thirty-one basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $16,000 or 5.84% to $258,000 during the three months ended June 30, 2004, when compared to $274,000 during the same 2003 period primarily due to a decrease of $1.9 million in the average balance of such portfolio.

Interest expense on deposits decreased $580,000 or 22.44% to $2.0 million during the three months ended June 30, 2004 when compared to $2.6 million during the same 2003 period. Such decrease was primarily attributable to a decrease of sixty basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $19.7 million or 4.44% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $185,000 or 19.11% to $783,000 during the three months ended June 30, 2004 when compared with $968,000 during the same 2003 period, primarily due to a ninety-three basis point decrease in the cost of advances and other borrowed money, sufficient to offset an increase of $1.8 million in the average balance of advances and other borrowed money outstanding.

Net interest income increased $381,000 or 6.62% during the three months ended June 30, 2004 when compared with the same 2003 period. Such increase was due to a decrease in total interest expense of $765,000, partially offset by a decrease in total interest income of $385,000. The Bank’s net interest rate spread increased from 3.52% in 2003 to 3.66% in 2004. The increase in the interest rate spread resulted from a decrease of sixty-six basis points in the cost of interest-bearing liabilities, sufficient to offset a fifty-two basis points decrease in the yield earned on interest-earning assets.

During the three months ended June 30, 2004 and 2003, the Bank provided $10,000 and $30,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2004 and 2003, the Bank’s non-performing loans, which were delinquent ninety days or more, totalled $1.5 million or 0.23% of total assets and $2.3 million or 0.36% of total assets, respectively. At June 30, 2004, $824,000 of non-performing loans

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003 (Cont’d.)

were accruing interest and $657,000 were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2004 and 2003, the Bank charged off loans aggregating $55,000 and $44,000, respectively. The allowance for loan losses amounted to $2.5 million at June 30, 2004, representing 0.64% of total loans and 165.9% of loans delinquent ninety days or more, and $2.6 million at June 30, 2003, representing 0.68% of total loans and 113.16% of loans delinquent ninety days or more.

Non-interest income decreased $13,000 or 1.95% to $654,000 during the three months ended June 30, 2004 from $667,000 during the same 2003 period. The decrease resulted from a decrease in fees and service charges of $51,000, sufficient to offset an increase in miscellaneous income of $38,000.

Non-interest expenses increased by $222,000 to $3.5 million during the three months ended June 30, 2004 when compared with $3.3 million during the same 2003 period. Salaries and employees benefits, equipment and miscellaneous expenses increased $204,000, $6,000 and $37,000, respectively, sufficient to offset decreases in occupancy and advertising of $22,000 and $3,000, respectively, during the 2004 period when compared with the same 2003 period.

Income taxes totalled $1.33 million and $1.26 million during the three months ended June 30, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

Net income increased $201,000 or 5.42% to $3.9 million for the six months ended June 30, 2004 compared with $3.7 million for the same 2003 period. The increase in net income during the 2004 period resulted from decreases in total interest expense and provision for loan losses and an increase in non-interest income sufficient to offset a decrease in total interest income and increases in non-interest expenses and income taxes.

Interest income on loans decreased by $1.3 million or 9.86% to $12.3 million during the six months ended June 30, 2004 when compared with $13.6 million for the same 2003 period. The decrease during the 2004 period resulted from a decrease of $3.0 million in the average balance of loans outstanding along with a sixty-five basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $501,000 or 11.12% to $5.0 million during the six months ended June 30, 2004 when compared with $4.5 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $44.7 million in the average balance of mortgage-backed securities outstanding, which was sufficient to offset a decrease of sixty basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $60,000 or 10.68% to $502,000 during the six months ended June 30, 2004, when compared to $562,000 during the same 2003 period primarily due to decreases of two basis points in the yield earned on such portfolio and $3.3 million in the average balance of such assets outstanding.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003 (Cont’d.)

Interest expense on deposits decreased $1.2 million or 22.65% to $4.0 million during the six months ended June 30, 2004 when compared to $5.2 million during the same 2003 period. Such decrease was primarily attributable to a decrease of sixty-four basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $26.1 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $386,000 or 19.62% to $1.6 million during the six months ended June 30, 2004 when compared with $2.0 million during the same 2003 period which was primarily due to a decrease of 102 basis points in the cost of advances and borrowed money, sufficient to offset an increase of $2.8 million in the average balance of borrowings outstanding.

Net interest income increased $667,000 or 5.81% during the six months ended June 30, 2004 when compared with the same 2003 period. Such increase was due to a decrease in total interest expense of $1.6 million, partially offset by a decrease in total interest income of $899,000. The Bank’s net interest rate spread increased from 3.60% in 2003 to 3.64% in 2004. The increase in the interest rate spread resulted from a decrease of seventy-two basis points in the cost of interest-bearing liabilities, sufficient to offset a decrease of sixty-eight basis points in yield earned on interest-earning assets.

During the six months ended June 30, 2004 and 2003, the Bank provided $20,000 and $60,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2004 and 2003, the Bank charged off loans aggregating $82,000 and $51,000, respectively.

Non-interest income increased $26,000 or 2.10% to $1.265 million during the six months ended June 30, 2004 from $1.239 million during the same 2003 period. The increase resulted from an increase in miscellaneous income of $99,000, sufficient to offset a decrease of $73,000 in fees and service charges.

Non-interest expenses increased by $432,000 or 6.72% to $6.9 million during the six months ended June 30, 2004 when compared with $6.4 million during the same 2003 period. Salaries and employee benefits, advertising and miscellaneous expenses increased $415,000, $14,000 and $89,000, respectively, which was sufficient to offset decreases in occupancy and equipment of $34,000 and $52,000, respectively, during the 2004 period when compared with the same 2003 period.

Income taxes totalled $2.6 million and $2.5 million during the six months ended June 30, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 2.84% during the month of June 2004. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the six months ended June 30, 2004 and 2003. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 2004 and 2003 amounted to $2.09 million and $2.06 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $383.0 million and $378.6 million at June 30, 2004 and December 31, 2003, respectively. Securities available for sale totalled $3.7 million and $3.9 million at June 30, 2004 and December 31, 2003, respectively. Mortgage-backed securities held to maturity totalled $223.0 million and $218.4 million at June 30, 2004 and December 31, 2003, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2004, advances from the FHLB amounted to $87.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2004, the Bank has outstanding commitments to originate loans of $20.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2004, totalled $171.9 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at June 30, 2004, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets)	$52,790	16.20%	$26,068	8.00%	$32,585	10.00%

Tier 1 Capital (to risk-weighted assets)	50,479	15.49%	—	—	19,551	6.00%

Core (Tier 1) Capital (to adjusted total assets)	50,479	7.82%	25,836	4.00%	32,295	5.00%

Tangible Capital (to adjusted total assets)	50,479	7.82%	9,689	1.50%	—	—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2004, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$34,777	$(59,194)	(63)	5.59%	(808)
200	54,803	(39,167)	(42)	8.51%	(516)
100	75,145	(18,826)	(20)	11.28%	(239)
Static	93,971	—	—	13.67%	—
-100	103,496	9,525	10	14.80%	113

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 21, 2004. The following matters were submitted to the stockholders:

1. Election of two directors:
A. Directors elected at the meeting for terms to expire in 2007.

	Number of Shares
	For	Withheld
Dr. Jamie Portella	4,836,546	34,687
Mr. James J. Kennedy	4,773,601	97,632

The following directors’ terms of office as a director continued after the meeting:

(i) Mr. Daniel J. Masarelli

(ii) Mr. William J. Campbell

(iii) Mr. Francis J. O’Donnell

(iv) Mr. John A. Morecraft

(v) Mr. Patrick D. Conaghan

	Number of Shares
	For	Against	Abstained
2. The ratification of Radics & Co., LLC as independent auditors of the Company for the fiscal year ending December 31, 2004.	4,734,070	132,395	4,768

PAMRAPO BANCORP, INC.

PART II

ITEM 5. Other Information

None.

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

No reports on Form 8-K filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: August 5, 2004	By	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Date: August 5, 2004	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President and Chief Financial Officer