Form 10-Q
period 2004-09-30
PAMRAPO BANCORP INC
filed 2004-11-08
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date November 5, 2004.

$.01 par value common stock - 4,974,913 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and amounts due from depository institutions	$4,740,605	$5,929,784
Interest-bearing deposits in other banks	4,154,100	4,196,698

Total cash and cash equivalents	8,894,705	10,126,482

Securities available for sale	3,681,357	3,921,902
Investment securities held to maturity; estimated fair value of $9,893,000 (2004) and $9,950,000 (2003)	9,335,533	9,422,111
Mortgage-backed securities held to maturity; estimated fair value of $217,295,000 (2004) and $219,035,000 (2003)	211,726,549	218,418,340
Loans receivable	395,242,275	378,640,773
Investment in real estate	124,116	129,640
Premises and equipment	3,961,011	4,092,683
Federal Home Loan Bank stock, at cost	5,151,900	4,743,900
Interest receivable	2,978,518	2,838,497
Other assets	4,801,257	4,560,853

Total assets	$645,897,221	$636,895,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$488,714,230	$492,160,765
Advances from Federal Home Loan Bank of New York	95,000,000	87,000,000
Other borrowed money	92,484	117,748
Advance payments by borrowers for taxes and insurance	3,322,169	3,495,739
Other liabilities	4,587,381	2,797,586

Total liabilities	591,716,264	585,571,838

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding - none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,974,913 and 4,974,313 shares, respectively, outstanding	69,000	69,000
Paid-in capital in excess of par value	19,001,433	18,957,298
Retained earnings - substantially restricted	57,492,059	54,621,926
Accumulated other comprehensive income - unrealized gain on securities available for sale	249,039	243,170
Treasury stock, at cost; 1,925,087 and 1,925,687 shares, respectively	(22,630,574)	(22,568,051)

Total stockholders’ equity	54,180,957	51,323,343

Total liabilities and stockholders’ equity	$645,897,221	$636,895,181

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$6,286,625	$6,218,118	$18,535,357	$19,807,415
Mortgage-backed securities	2,618,329	2,500,341	7,624,154	7,005,357
Investments and other interest-earning assets	256,133	296,386	758,522	858,163

Total interest income	9,161,087	9,014,845	26,918,033	27,670,935

Interest expense:
Deposits	2,029,463	2,384,953	6,058,413	7,594,024
Advances and other borrowed money	848,005	964,875	2,428,781	2,932,263

Total interest expense	2,877,468	3,349,828	8,487,194	10,526,287

Net interest income	6,283,619	5,665,017	18,430,839	17,144,648
Provision for loan losses	10,000	20,000	30,000	80,000

Net interest income after provision for loan losses	6,273,619	5,645,017	18,400,839	17,064,648

Non-interest income:
Fees and service charges	317,742	381,235	970,674	1,106,924
Miscellaneous	239,184	329,945	851,608	843,646

Total non-interest income	556,926	711,180	1,822,282	1,950,570

Non-interest expenses:
Salaries and employee benefits	1,865,275	1,718,611	5,718,015	5,155,951
Net occupancy expense of premises	245,568	265,814	740,238	795,222
Equipment	319,137	342,529	938,056	1,013,157
Advertising	27,106	38,313	121,843	118,632
Miscellaneous	873,329	889,585	2,668,983	2,596,861

Total non-interest expenses	3,330,415	3,254,852	10,187,135	9,679,823

Income before income taxes	3,500,130	3,101,345	10,035,986	9,335,395
Income taxes	1,407,638	1,249,282	4,031,909	3,772,632

Net income	$2,092,492	$1,852,063	$6,004,077	$5,562,763

Net income per common share:
Basic	$0.42	$0.37	$1.21	$1.09

Diluted	$0.42	$0.37	$1.20	$1.09

Dividends per common share	$0.21	$0.20	$0.63	$0.60

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,974,913	4,974,759	4,974,581	5,083,282

Diluted	4,988,785	4,978,049	4,996,089	5,084,379

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$2,092,492	$1,852,063	$6,004,077	$5,562,763

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	23,290	(47,551)	9,869	16,585
Deferred income taxes	(9,300)	19,000	(4,000)	(6,700)

Other comprehensive income (loss)	13,990	(28,551)	5,869	9,885

Comprehensive income	$2,106,482	$1,823,512	$6,009,946	$5,572,648

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,004,077	$5,562,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	397,633	435,819
Amortization of premiums and discounts, net	342,345	522,069
Accretion of deferred fees, net	175,336	219,601
Provision for loan losses	30,000	80,000
(Gain) on sales of foreclosed real estate	—	(17,362)
(Increase) in interest receivable	(140,021)	(42,158)
(Increase) decrease in other assets	(244,404)	430,687
Increase (decrease) in other liabilities	1,789,795	(104,675)
Award of treasury stock	14,850	—

Net cash provided by operating activities	8,369,611	7,086,744

Cash flows from investing activities:
Principal repayments on securities available for sale	275,485	515,121
Purchases of securities available for sale	(25,071)	(23,823)
Purchase of investment securities held to maturity	—	(2,388,040)
Principal repayments on mortgage-backed securities held to maturity	40,767,444	73,068,138
Purchases of mortgage-backed securities held to maturity	(34,331,420)	(160,853,754)
Net change in loans receivable	(16,806,838)	19,309,326
Proceeds from sales of foreclosed real estate	—	172,702
Additions to premises and equipment	(260,437)	(192,941)
Purchase of Federal Home Loan Bank of New York stock	(408,000)	(446,600)

Net cash (used in) investing activities	(10,788,837)	(70,839,871)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,446,535)	44,163,807
Net increase in advances from Federal Home Loan Bank of New York	8,000,000	10,660,000
Net (decrease) in other borrowed money	(25,264)	(23,328)
Net (decrease) in payments by borrowers for taxes and insurance	(173,570)	(225,272)
Cash dividends paid	(3,133,944)	(3,053,257)
Purchase of treasury stock	(133,222)	(3,221,490)
Issuance of treasury stock	99,984	55,230

Net cash provided by financing activities	1,187,449	48,355,690

Net (decrease) in cash and cash equivalents	(1,231,777)	(15,397,437)
Cash and cash equivalents - beginning	10,126,482	23,857,387

Cash and cash equivalents - ending	$8,894,705	$8,459,950

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,360,804	$10,597,798

Income taxes	$4,168,141	$3,591,341

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Changes in Financial Condition

The Company’s assets at September 30, 2004 totaled $645.9 million, which represents an increase of $9.0 million or 1.41% as compared with $636.9 million at December 31, 2003.

Securities available for sale at September 30, 2004 decreased $241,000 or 6.14% to $3.7 million when compared with $3.9 million at December 31, 2003. The decrease during the nine months ended September 30, 2004, resulted primarily from repayments on securities available for sale of $275,000, which was sufficient to offset purchases of $25,000.

Investment securities held to maturity amounted to $9.3 million and $9.4 million at September 30, 2004 and December 31, 2003, respectively. Mortgage-backed securities held to maturity decreased $6.7 million or 3.06% to $211.7 million at September 30, 2004 when compared to $218.4 million at December 31, 2003. The decrease during the nine months ended September 30, 2004, resulted primarily from principal repayments of $40.8 million sufficient to offset purchases of $34.3 million.

Net loans amounted to $395.2 million at September 30, 2004, as compared to $378.6 million at December 31, 2003, which represents an increase of $16.6 million or 4.38%. The increase during the nine months ended September 30, 2004 resulted primarily from loan originations exceeding principal repayments.

Deposits at September 30, 2004 totaled $488.7 million as compared with $492.2 million at December 31, 2003, representing a decrease of $3.5 million or 0.71%.

Advances from the Federal Home Loan Bank (“FHLB”) amounted to $95.0 million and $87.0 million at September 30, 2004 and December 31, 2003, respectively. The additional proceeds from new advances were used to fund loan originations.

Stockholders’ equity totaled $54.2 million and $51.3 million at September 30, 2004 and December 31, 2003, respectively. The increase of $2.9 million for the nine months ended September 30, 2004, resulted primarily from the net income of $6.0 million offset by the cash dividends paid of $3.1 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income increased $240,000 or 12.96% to $2.1 million for the three months ended September 30, 2004 compared with $1.9 million for the same 2003 period. The increase in net income during the 2004 period resulted from decreases in total interest expense and provision for loan losses, along with an increase in total interest income, which were partially offset by a decrease in non-interest income and increases in non-interest expenses and income taxes.

Interest income on loans increased by $69,000 or 1.11% to $6.3 million during the three months ended September 30, 2004 when compared with $6.2 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $25.2 million in the average balance of loans outstanding, partially offset by a thirty-seven basis point decrease in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $118,000 or 4.72% to $2.6 million during the three months ended September 30, 2004 when compared with $2.5 million for the same 2003 period. The increase during the 2004 period resulted from an increase of thirty-one basis points in the yield on mortgage-backed securities, which was sufficient to offset a decrease of $4.5 million or 2.00% in the average balance of mortgage-backed securities outstanding. Interest earned on investments and other interest-earning assets decreased by $40,000 or 13.51% to $256,000 during the three months ended September 30, 2004, when compared to $296,000 during the same 2003 period primarily due to a decrease of $10.0 million in the average balance outstanding, sufficient to offset an increase of 104 basis points in yield earned on such portfolio.

Interest expense on deposits decreased $356,000 or 14.93% to $2.0 million during the three months ended September 30, 2004 when compared to $2.4 million during the same 2003 period. Such decrease was primarily attributable to a decrease of thirty-four basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $6.1 million or 1.35% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $117,000 or 12.12% to $848,000 during the three months ended September 30, 2004 when compared with $965,000 during the same 2003 period, primarily due to a thirty-one basis point decrease in the cost of advances and other borrowed money, along with a decrease of $4.4 million or 4.50% in the average balance of advances and other borrowed money outstanding.

Net interest income increased $619,000 or 10.93% during the three months ended September 30, 2004 when compared with the same 2003 period. Such increase was due to an increase in total interest income of $146,000, along with a decrease in total interest expense of $473,000. The Bank’s net interest rate spread increased from 3.38% in 2003 to 3.72% in 2004. The increase in the interest rate spread resulted from a decrease of thirty-five basis points in the cost of interest-bearing liabilities, sufficient to offset a one basis point decrease in the yield earned on interest-earning assets.

During the three months ended September 30, 2004 and 2003, the Bank provided $10,000 and $20,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2004 and 2003, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $2.9 million or 0.44% of total assets and $1.8 million or 0.28% of total assets, respectively. At September 30, 2004, $1.7 million of non-performing loans were accruing interest

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003 (Cont’d.)

and $1.2 million were on non-accrual status. The non-performing loans primarily consist of residential mortgage loans. During the three months ended September 30, 2004 and 2003, the Bank charged off loans aggregating $6,000 and $61,000, respectively. The allowance for loan losses amounted to $2.5 million at September 30, 2004, representing 0.61% of total loans and 86.26% of loans delinquent ninety days or more, and $2.5 million at September 30, 2003, representing 0.68% of total loans and 140.57% of loans delinquent ninety days or more.

Non-interest income decreased $154,000 or 21.66% to $557,000 during the three months ended September 30, 2004 from $711,000 during the same 2003 period. The decrease resulted from a decrease in fees and service charges of $63,000, along with a decrease in miscellaneous income of $91,000.

Non-interest expenses increased by $75,000 or 2.30% to $3.33 million during the three months ended September 30, 2004 when compared with $3.25 million during the same 2003 period. Salaries and employees benefits increased $146,000, sufficient to offset decreases in occupancy, equipment, advertising and miscellaneous expenses of $20,000, $24,000, $11,000 and $16,000, respectively, during the 2004 period when compared with the same 2003 period.

Income taxes totaled $1.4 million and $1.2 million during the three months ended September 30, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

Net income increased $441,000 or 7.93% to $6.0 million for the nine months ended September 30, 2004 compared with $5.6 million for the same 2003 period. The increase in net income during the 2004 period resulted from decreases in total interest expense and provision for loan losses, sufficient to offset decreases in total interest income and non-interest income and increases in non-interest expenses and income taxes.

Interest income on loans decreased by $1.3 million or 6.57% to $18.5 million during the nine months ended September 30, 2004 when compared with $19.8 million for the same 2003 period. The decrease during the 2004 period resulted from a decrease of fifty-six basis point in the yield earned on the loan portfolio, sufficient to offset an increase of $6.4 million in the average balance of loans outstanding. Interest on mortgage-backed securities increased $619,000 or 8.84% to $7.6 million during the nine months ended September 30, 2004 when compared with $7.0 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $28.3 million or 14.87% in the average balance of mortgage-backed securities outstanding, which was sufficient to offset a decrease of twenty-six basis points in the yield earned on mortgage-backed securities. Interest earned on investments and other interest-earning assets decreased by $99,000 or 11.54% to $759,000 during the nine months ended September 30, 2004, when compared to $858,000 during the same 2003 period primarily due to a decrease of $5.5 million in the average balance of such assets outstanding, sufficient to offset a twenty-six basis points increase in the yield earned on such portfolio.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003 (Cont’d.)

Interest expense on deposits decreased $1.5 million or 20.23% to $6.1 million during the nine months ended September 30, 2004 when compared to $7.6 million during the same 2003 period. Such decrease was primarily attributable to a decrease of fifty-four basis points in the cost of interest-bearing deposits, sufficient to offset an increase of $19.4 million in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $503,000 or 17.16% to $2.4 million during the nine months ended September 30, 2004 when compared with $2.9 million during the same 2003 period which was primarily due to a decrease of seventy-seven basis points in the cost of advances and borrowed money, sufficient to offset an increase of $422,000 in the average balance of borrowings outstanding.

Net interest income increased $1.3 million or 7.60% to $18.4 million during the nine months ended September 30, 2004 when compared with $17.1 million during the same 2003 period. Such increase was due to a decrease in total interest expense of $2.0 million, partially offset by a decrease in total interest income of $753,000. The Bank’s net interest rate spread increased from 3.53% in 2003 to 3.67% in 2004. The increase in the interest rate spread resulted from a decrease of fifty-nine basis points in the cost of interest-bearing liabilities, sufficient to offset a decrease of forty-five basis points in yield earned on interest-earning assets.

During the nine months ended September 30, 2004 and 2003, the Bank provided $30,000 and $80,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2004 and 2003, the Bank charged off loans aggregating $88,000 and $112,000, respectively.

Non-interest income decreased $128,000 or 6.56% to $1.82 million during the nine months ended September 30, 2004 from $1.95 million during the same 2003 period. The decrease resulted from a decrease in fees and service charges of $136,000 sufficient to offset an increase of $8,000 in miscellaneous income.

Non-interest expenses increased by $507,000 or 5.24% to $10.2 million during the nine months ended September 30, 2004 when compared with $9.7 million during the same 2003 period. Salaries and employee benefits, advertising and miscellaneous expenses increased $562,000, $3,000 and $72,000, respectively, which was sufficient to offset decreases in occupancy and equipment expenses of $55,000 and $75,000, respectively, during the 2004 period when compared with the same 2003 period.

Income taxes totaled $4.0 million and $3.8 million during the nine months ended September 30, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets under the Office of Thrift Supervision (the “OTS”) regulations sufficient to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 1.82% during the month of September 2004. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2004 and 2003. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 2004 and 2003 amounted to $3.13 million and $3.05 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $395.2 million and $378.6 million at September 30, 2004 and December 31, 2003, respectively. Securities available for sale totaled $3.7 million and $3.9 million at September 30, 2004 and December 31, 2003, respectively. Mortgage-backed securities held to maturity totaled $211.7 million and $218.4 million at September 30, 2004 and December 31, 2003, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2004, advances from the FHLB amounted to $95.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2004, the Bank has outstanding commitments to originate loans of $15.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $164.5 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at September 30, 2004, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$55,002	16.55%	$26,590	8.00%	$33,237	10.00%
Tier 1 Capital (to risk-weighted assets)	52,692	15.85%	—	—	19,942	6.00%
Core (Tier 1) Capital (to adjusted total assets)	52,692	8.15%	25,860	4.00%	32,325	5.00%
Tangible Capital (to adjusted total assets)	52,692	8.15%	9,698	1.50%	—	—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2004, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$24,930	$(61,065)	(71)	4.04%	(854)
200	44,668	(41,328)	(48)	7.00%	(559)
100	65,127	(20,868)	(24)	9.86%	(272)
Static	85,995	—	—	12.58%	—
-100	100,411	14,415	17	14.34%	175

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

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

PAMRAPO BANCORP, INC.

Date: November 5, 2004	By	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Date: November 5, 2004	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President and Chief Financial Officer