Form 10-K
period 2004-12-31
PAMRAPO BANCORP INC
filed 2005-03-16
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒         No ☐

The aggregate market value, based upon the last sales price as quoted on The Nasdaq Stock Market for June 30, 2004, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $86,975,500.

The Registrant had 4,975,542 shares of Common Stock outstanding as of March 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K may include certain forward-looking statements based on current management expectations. The actual results of Pamrapo Bancorp, Inc. (the “Company”) could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Pamrapo Savings Bank, SLA, the Company’s wholly-owned subsidiary (the “Bank”), changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

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

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank’s principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”) which is administered by the FDIC. At December 31, 2004, the Bank had total assets of $639.9 million, deposits of $493.4 million and stockholders’ equity of $51.0 million before elimination of intercompany accounts with the Company.

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

Market Area

The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through ten retail banking offices, seven of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Fort Lee, New Jersey, and one in Monroe, New Jersey. The Bank’s deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank’s branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank’s lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth, Middlesex and Ocean Counties, areas which have had a high level of new development in recent years.

Lending Activities

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2004, the Bank’s total gross loans outstanding amounted to $402.6 million, of which $263.4 million consisted of loans secured by one- to four-family residential properties, $18.3 million consisted of construction and land loans, and $117.8 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank’s real estate loan portfolio consists of conventional mortgage loans.

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2000		2001		2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Mortgage Loans:
Permanent:
Fixed-rate	$242,769	78.54%	$300,778	81.46%	$320,715	82.26%	$308,437	81.46%	$319,043	80.61%
Adjustable rate	3,900	1.26	2,757.75		2,137.55		1,804.48		3,039.77
Construction(1)	10,594	3.43	8,471	2.29	7,893	2.02	12,599	3.32	18,272	4.61

Total mortgage loans	257,263	83.23	312,006	84.50	330,745	84.83	322,840	85.26	340,354	85.99

Commercial Loans	928.30		1,263.34		658.17		407.11		659.17

Consumer Loans:
Passbook or certificate	691.22		689.19		552.14		586.16		733.19
Home improvement	561.18		576.16		336.09		229.06		133.03
Equity and second mortgages	52,255	16.91	56,958	15.42	59,234	15.19	59,758	15.78	59,015	14.91
Automobile	1,545.50		1,484.40		1,243	32	734.19		637.16
Personal	1,785.58		1,294.35		1,298.33		1,144.30		1,041.26

Total consumer loans	56,837	18.39	61,001	16.52	62,663	16.07	62,451	16.49	61,559	15.55

Total loans	315,028	101.92	374,270	101.36	394,066	101.07	385,698	101.86	402,572	101.71

Less:
Allowance for loan losses	1,950.63		2,150.58		2,550.65		2,515.66		2,495.63
Loans in process	2,925.94		2,272.62		1,882.48		5,168	1.36	5,155	1.30
Deferred loan fees (costs) and discounts	1,071.35		609.16		(231)	(.06)	(626)	(.16)	(878)	(.22)

Total	5,946	1.92	5,031	1.36	4,201	1.07	7,057	1.86	6,772	1.71

Total net loans	$309,082	100.00%	$369,239	100.00%	$389,865	100.00%	$378,641	100.00%	$395,800	100.00%

Mortgage-Backed Securities:
GNMA(2)	$2,768	2.25%	$2,046	1.63%	$1,214.82%		$682.31%		$421.21%
FHLMC(3)(6)	93,218	75.81	81,581	64.98	99,981	67.38	147,341	66.98	140,821	69.99
FNMA(4)(6)	26,864	21.85	41,649	33.17	38,846	26.18	55,246	25.12	42,660	21.20
CMO(5)	—	—	—	—	7,670	5.17	15,054	6.84	16,027	7.97

Total mortgage-backed securities	122,850	99.91	125,276	99.78	147,711	99.55	218,323	99.25	199,929	99.37

Add/Less:
Premiums (discounts), net (6)	205.17		234.18		617.41		1,632.74		1,246.62
Unrealized (loss) gain on securities available for sale	(91)	(.08)	46.04		58.04		25.01		16.01

Net mortgage-backed securities	$122,964	100.00%	$125,556	100.00%	$148,386	100.00%	$219,980	100.00%	$201,191	100.00%

(1)	Includes acquisition, development and land loans.

(2)	Government National Mortgage Association (“GNMA”).

(3)	Federal Home Loan Mortgage Corporation (“FHLMC”).

(4)	Federal National Mortgage Association (“FNMA”).

(5)	Collateralized Mortgage Obligations.

(6)	Includes available for sale securities having a principal balance of $4,165,000 and a net premium of $98,000 for 2000, a principal balance of $3,084,000 and a net premium of $9,000 for 2001, a principal balance of $2,188,000 and a net premium of $2,000 for 2002, a principal balance of $1,537,000 for 2003, and a principal balance of $1,098,000 for 2004.

The following table sets forth the composition of the Bank’s gross loan portfolio by type of security at the dates indicated.

	As of December 31,
	2002		2003		2004
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
One- to four-family	$295,781	75.06%	$268,243	69.55%	$263,416	65.43%
Multi-family	46,224	11.73	51,048	13.23	55,630	13.82
Commercial real estate	38,526	9.78	49,808	12.91	62,183	15.45
Construction and land	9,782	2.48	13,729	3.56	18,272	4.54
Commercial	658.17		407.11		659.16
Consumer-secured and unsecured	3,095.78		2,463.64		2,412.60

Total gross loans	$394,066	100.00%	$385,698	100.00%	$402,572	100.00%

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Mortgage Loans (gross):
At beginning of period	$312,006	$330,745	$322,840

Mortgage loans originated:
One- to four-family residential	113,096	106,685	70,242
Multi-family residential	16,221	11,906	10,254
Commercial	5,368	7,066	9,803
Construction(1)	4,693	9,050	12,220

Total mortgage loans originated	139,378	134,707	102,519

Mortgage loans sold	—	—	515

Charge-offs	143	35	39
Repayments	120,496	142,577	84,451

At end of period	$330,745	$322,840	$340,354

Commercial Loans (gross):
At beginning of period	$1,263	$658	$407
Commercial loans originated	275	280	871
Repayments	880	531	619

At end of period	$658	$407	$659

Consumer Loans (gross):
At beginning of period	$61,001	$62,663	$62,451
Consumer loans originated	32,962	33,668	23,649
Consumer loans sold	148	—	—
Charge-offs	101	92	68
Repayments	31,051	33,788	24,473

At end of period	$62,663	$62,451	$61,559

Mortgage-backed securities (gross):
At beginning of period	$125,276	$147,711	$218,323
Mortgage-backed securities purchased	68,422	160,854	34,453
Repayments	45,987	90,242	52,847

At end of period	$147,711	$218,323	$199,929

(1)	Includes acquisition, development and land loans.

LOAN MATURITY. The following table sets forth the maturity of the Bank’s gross loan portfolio at December 31, 2004. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $152.4 million, $176.9 million, and $109.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

	One- to four- family residential mortgage loans(1)	Multi-family and commercial real estate loans(1)	Construction Loans(2)	Consumer-secured and unsecured loans	Commercial Loans	Total
	(In thousands)
Amounts due:
Within 1 year	$821	$1,758	$14,302	$168	$462	$17,511

After 1 year:
1 to 3 years	1,367	491	2,547	528	49	4,982
3 to 5 years	5,017	6,642	—	956	98	12,713
5 to 10 years	21,803	13,381	155	548	50	35,937
10 to 20 years	87,947	92,421	—	212	—	180,580
Over 20 years	146,461	3,120	1,268	—	—	150,849

Total due after 1 year	262,595	116,055	3,970	2,244	197	385,061

Total amounts due	$263,416	$117,813	$18,272	$2,412	$659	402,572

Less:
Allowance for loan losses						2,495
Loans in process						5,155
Deferred loan fees (costs) and discounts						(878)

Total						$395,800

(1)	Includes equity, second mortgage and home improvement loans.

(2)	Includes acquisition, development and land loans.

The following table sets forth at December 31, 2004, the dollar amount of all mortgage, consumer, commercial and construction loans, due after December 31, 2005, which have fixed interest rates or adjustable interest rates:

	Due after December 31, 2005
	Fixed Rates	Floating or Adjustable Rates	Total Due After One Year
	(In thousands)
One- to four-family residential (1)	$257,104	$5,491	$262,595
Construction loans	3,970	—	3,970
Multi-family and commercial real estate (1)	112,677	3,378	116,055
Commercial loans	148	49	197
Consumer-secured and unsecured loans	1,511	733	2,244

Totals	$375,410	$9,651	$385,061

(1)	Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 2004, 97.6% of the gross loan portfolio were fixed-rate loans and 2.4% were ARMs, and were originated for the Bank’s portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2004, $319.0 million or 79.3% of the Bank’s total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $263.4 million were one- to four-family and $55.6 million were multi-family.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank’s portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank’s policy to enforce due-on-sale provisions. As of December 31, 2004, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 5.25% on 15-year loans and 5.50% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2004, $55.6 million or 13.8% of the Bank’s total gross loan portfolio consisted of multi-family residential loans.

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

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2004, the Bank’s acquisition, development, construction and land loans varied in size from $40,000 to $2.3 million, net of loans in process, and represented 4.5% of total gross loans.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $62.2 million, or 15.5% of the Bank’s total gross loan portfolio, at December 31, 2004. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank’s commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant’s personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2004, the balance of such loans was $3.1 million, or 0.8% of the Bank’s total gross loan portfolio.

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

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments are made on behalf of the borrowers. At December 31, 2004, the Bank was servicing $929,000 of loans for others.

Loan Origination Fees and Other Fees. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $878,000 in net deferred origination costs at December 31, 2004.

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

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest and other real estate owned held by the Bank at the dates indicated:

	At December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands)
One- to four-family residential real estate loans (1):
Non-accrual loans	$1,723	$1,552	$984	$511	$696
Accruing loans 90 days overdue	1,217	641	633	378	81

Total	2,940	2,193	1,617	889	777

Multi-family residential and commercial real estate loans (1):
Non-accrual loans	862	662	468	298	1,067
Accruing loans 90 days overdue	28	362	440	236	236

Total	890	1,024	908	534	1,303

Construction loans (2):
Non-accrual loans	—	—	—	—	456
Accruing loans 90 days overdue	114	—	—	—	—

Total	114	—	—	—	456

Commercial loans:
Non-accrual loans	25	—	—	—	—
Accruing loans 90 days overdue	—	—	137	119	—

Total	25	—	137	119	—

(Table of non-accrual assets, continued)

	At December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands)
Consumer loans:
Non-accrual loans	93	42	33	—	42
Accruing loans 90 days overdue	23	1	6	15	9

Total	116	43	39	15	51

Total non-performing loans:
Non-accrual loans	2,703	2,256	1,485	809	2,261
Accruing loans 90 days overdue	1,382	1,004	1,216	748	326

Total	$4,085	$3,260	$2,701	$1,557	$2,587

Total foreclosed real estate, net of related reserves	$620	$238	$155	$—	$—

Total non-performing loans and foreclosed real estate to total assets	1.00%	0.65%	0.49%	0.24%	0.40%

(1)	Includes equity and second mortgage loans.

(2)	Includes acquisition and development loans.

At December 31, 2002, 2003, and 2004, nonaccrual loans for which interest has been discontinued totaled approximately $1.5 million, $809,000, and $2.3 million, respectively. During the years ended December 31, 2002, 2003, and 2004, the Bank recognized interest income of approximately $24,000, $35,000, and $94,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $151,000, $79,000, and $179,000 for the years ended December 31, 2002, 2003, and 2004, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 2002, 2003, and 2004, respectively, delinquencies in the Bank’s portfolio were as follows:

	At December 31, 2002				At December 31, 2003				At December 31, 2004
	60-89 Days		90 Days or more		60-89 Days		90 Days or more		60-89 Days		90 Days or more
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Delinquent loans	35	$1,764	35	$2,701	18	$1,574	22	$1,557	13	$694	28	$2,587
As a percent of total gross loans		0.45%		0.69%		0.41%		0.40%		0.17%		0.64%

As of December 31, 2004, the Bank had 28 loans which were 90 days or more past due totaling $2.6 million. The average balance of such loans was approximately $92,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size; with the largest balance being $515,000. All loans are within the Bank’s lending areas.

The Bank’s level of non-performing loans 90 days or more delinquent increased from $1.6 million at December 31, 2003 to $2.6 million at December 31, 2004. The total of such loans in the lower risk one- to four-family residential category decreased to $777,000 or 30.0% of non-performing loans 90 days or more delinquent at December 31, 2004 when compared with $889,000 or 57.1% of non-performing loans 90 days or more delinquent at December 31, 2003. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk increased from $534,000 at December 31, 2003 to $1.8 million at December 31, 2004.

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

Management of the Bank has classified $2.5 million of its assets as substandard and approximately $211,000 as loss based upon its review of the Bank’s loan portfolio. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank’s Asset Classification Committee carefully monitors all of the Bank’s delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2004, the allowance for loan losses totaled $2.5 million.

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

During the years ended December 31, 2002, 2003, and 2004, gross charge-offs totaled $244,000, $126,000, and $107,000, respectively.

The following table sets forth the activity of the Bank’s allowance for loan losses at the dates indicated:

	At or for the year ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands)
Balance at beginning of period	$2,000	$1,950	$2,150	$2,550	$2,515

Provision for loan losses	208	459	634	84	82

Net charge-offs:
Real estate mortgage loans	235	65	143	35	39
Consumer loans	33	183	101	91	68
Commercial loans	—	25	—	—	—
Recoveries	10	14	10	7	5

Net charge-offs	258	259	234	119	102

Balance at end of period	$1,950	$2,150	$2,550	$2,515	$2,495

Ratio of net charge offs during the period to average loans receivable during the period	.09%	.08%	.06%	.04%	.03%
Ratio of allowance for loan losses to total outstanding loans (gross) at the end of period	.62%	.57%	.65%	.65%	.62%
Ratio of allowance for loan losses to non-performing loans	47.74%	65.95%	94.41%	161.53%	96.44%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2000	2001	2002	2003	2004
	Amount	Amount	Amount	Amount	Amount
	(In thousands)
Real estate mortgage loans (1)	$1,750	$1,980	$2,150	$2,240	$2,270
Consumer loans	200	150	300	200	150
Commercial loans	—	20	100	75	75

Total allowance	$1,950	$2,150	$2,550	$2,515	$2,495

(1)	Includes equity and second mortgages.

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments was minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2004 ranging from 3.03% to 10.0%. At December 31, 2004, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $199.9 million or 31.2% of total assets. The carrying value of such securities amounted to $148.4 million, $220.0 million, and $201.2 million at December 31, 2002, 2003, and 2004, respectively, and the fair market value of such securities totaled approximately $154.2 million, $220.6 million, and $201.4 million at December 31, 2002, 2003, and 2004, respectively.

The following table sets forth the contractual maturities of the Bank’s gross mortgage-backed securities portfolio which includes available for sale and held to maturity at December 31, 2004.

	Contractual Maturities Due in Year(s) Ended December 31,
	2005- 2006	2007- 2008	2009- 2013	2014- 2023	2024 and Thereafter	Total
	(In thousands)
Mortgage-backed securities:
Held to maturity	$20	$198	$8,612	$182,508	$7,491	$198,829
Available for sale	—	—	—	899	201	1,100

Total	$20	$198	$8,612	$183,407	$7,692	$199,929

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

Investment Portfolio

The following table sets forth certain information regarding the Bank’s investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

	At December 31,
	2002		2003		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments:
Mutual Funds available for sale	$1,442	$1,442	$1,474	$1,464	$1,509	$1,488
Equity securities available for sale	7	327	7	356	7	505
FHLB-NY stock	4,403	4,403	4,744	4,744	5,152	5,152
Subordinated Notes	7,095	7,461	9,422	9,950	9,309	9,831
Trust originated preferred security	500	525	500	540	500	532
Net unrealized gain on available for sale securities	346	—	379	—	510	—

Total investment securities	$13,793	$14,158	$16,526	$17,054	$16,987	$17,508

Other interest-earning assets:
Interest bearing deposits	$17,685	$17,685	$4,197	$4,197	$9,579	$9,579

Total investment portfolio	$31,478	$31,843	$20,723	$21,251	$26,566	$27,087

The Bank has no investments with any one issuer which exceeded 10% of stockholders’ equity.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo’s deposits are obtained primarily from the Hudson County area. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits decreased by $2.8 million or 0.57% from $492.2 million at December 31, 2003 to $489.4 million at December 31, 2004.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank’s deposit accounts at the dates indicated:

	At December 31,
	2002			2003			2004
	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate
				(Dollars in thousands)
Passbook and club Accounts	$155,431	34.89%	2.34%	$179,463	36.46%	1.35%	$171,573	35.06%	1.25%
0.00% demand	26,314	5.91	0.00	30,255	6.15	0.00	37,277	7.62	0.00
NOW	32,813	7.37	1.26	41,433	8.42	1.00	38,699	7.91	1.00
Super NOW	387.09		1.26	159.03		1.00	366.07		1.00
Money market demand	32,594	7.31	2.11	38,495	7.82	1.33	38,263	7.82	1.50

Total passbook, club, NOW, and money market accounts	247,539	55.57	1.92	289,805	58.88	1.16	286,178	58.48	1.09

Certificate accounts:
91-day money market	2,730.61		2.14	1,713.35		1.26	1,307.27		1.41
26-week money market	26,300	5.90	2.55	21,443	4.36	1.62	21,898	4.47	1.87
12- to 30-month money market	124,535	27.95	3.07	129,345	26.28	2.25	127,064	25.97	2.41
30- to 48-month money market	13,054	2.93	4.77	16,633	3.38	3.93	20,307	4.15	3.54
IRA and KEOGH	31,250	7.02	3.55	33,222	6.75	2.68	32,596	6.66	2.40
Negotiated rate	99.02		2.25	—	—	—	—	—	—

Total certificates	197,968	44.43	3.18	202,356	41.12	2.39	203,172	41.52	2.45

Total deposits	$445,507	100.00%	2.48%	$492,161	100.00%	1.66%	$489,350	100.00%	1.65%

The following table sets forth the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Deposits net of withdrawals	$17,438	$36,962	$(10,933)
Interest credited	11,483	9,692	8,122

Net increase (decrease) in deposits	$28,921	$46,654	$(2,811)

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2004.

	At December 31,			At December 31, 2004, Maturing in
	2002	2003	2004	One Year or Less	Two Years	Three Years	Greater than Three Years
	(In thousands)
2.99% or less	$74,055	$168,371	$181,566	$155,042	$24,286	$2,173	$65
3.00% to 4.99%	115,030	27,494	19,204	3,042	5,685	4,448	6,029
5.00% to 5.99%	6,049	4,137	2,402	843	991	—	568
6.00% to 6.99%	2,627	2,353	—	—	—	—	—
7.00% to 7.99%	207	—	—	—	—	—	—

Total	$197,968	$202,355	$203,172	$158,927	$30,962	$6,621	$6,662

At December 31, 2004, the Bank had outstanding $71.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Amount
(In thousands)
Three months or less	$10,910
Over three through six months	11,422
Over six through twelve months	30,908
Over twelve months	17,280

Total	$70,520

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2004, outstanding advances from the FHLB-NY amounted to $89.0 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, maturing in the periods indicated:

	At December 31,
	2002		2003		2004
	(Amounts in Thousands)

Maturing by December 31,	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
2003	5.51%	$27,340	—	—	—	—
2004	3.49%	12,000	2.80%	$17,000	—	—
2005	3.99%	13,000	3.21%	20,000	3.21%	$20,000
2006	4.47%	12,000	3.35%	25,000	3.31%	32,000
2007	3.50%	3,000	2.75%	8,000	2.83%	15,000
2008	4.85%	7,000	4.85%	7,000	4.53%	12,000
2010	6.19%	10,000	6.19%	10,000	6.19%	10,000

		$84,340		$87,000		$89,000

The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 2004 amounted to $84,000.

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) to invest an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2004, Pamrapo had $175,000 of its assets invested in Pamrapo Service Corporation (the “Corporation”), a wholly owned subsidiary of the Bank. Currently, the Corporation’s only activity is marketing products such as annuities, life insurance, mutual funds and other equity securities and providing financial planning services.

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

A large portion of the Bank’s real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2004, approximately 97.6% of the Bank’s gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank’s yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank’s interest rate spread.

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

	Year Ended December 31,
	2002			2003			2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$384,671	$29,267	7.61%	$376,029	$26,102	6.94%	$385,628	$24,861	6.45%
Mortgage-backed securities	127,674	7,765	6.08	199,551	9,570	4.80	215,855	10,091	4.67
Investments	7,163	518	7.23	10,523	737	7.00	11,773	845	7.18
Other interest-earning assets	25,534	508	1.99	18,506	346	1.87	13,785	187	1.36

Total interest-earning assets	545,042	38,058	6.98	604,609	36,755	6.08	627,041	35,984	5.74

Non-interest-earning assets	18,397			18,348			14,304

Total assets (1)	$563,439			$622,957			$641,345

Interest-bearing liabilities:
Passbook and club account	$145,051	3,428	2.36	$169,415	3,118	1.84	$176,158	$2,391	1.36
NOW and money market accounts	62,683	1,081	1.72	73,798	1,029	1.39	78,994	949	1.20
Certificates of Deposits	193,654	6,974	3.60	202,513	5,544	2.74	203,503	4,782	2.35
Advances and other borrowings	75,525	3,807	5.04	90,222	3,742	4.15	90,303	3,270	3.62

Total interest-bearing liabilities	476,913	15,290	3.21	535,948	13,433	2.51	548,958	11,392	2.08

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	27,363			29,601			32,878
Other	10,120			7,045			6,558

Total non-interest-bearing liabilities	37,483			36,646			39,436

Total liabilities	514,396			572,594			588,394

Stockholders’ equity	49,043			50,363			52,951

Total liabilities and stockholders’ equity	$563,439			$622,957			$641,345

Net interest income/interest rate spread		$22,768	3.77%		$23,322	3.57%		$24,592	3.66%

Net interest-earning assets/net yield on interest-earning assets	$68,129		4.18%	$68,661		3.86%	$78,083		3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities		1.14x			1.13x				1.14x

(1)	Non-accruing loans are part of the average balances of loans outstanding.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts which totaled $171.6 million at December 31, 2004, are withdrawn at the following rates, 25.21% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 16.88% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts which totaled $38.3 million at December 31, 2004, are withdrawn at the following rates, 26.59% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 22.74% on the cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its NOW and Super NOW accounts which totaled $39.1 million at December 31, 2004, are withdrawn at the following rates, 20.97% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 15.56% on the cumulative declining balance of such accounts during the periods shown.

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-earning Assets:
Loans	$17,511	$4,982	$12,713	$35,937	$180,580	$150,849	$402,572
Mortgage-backed securities (1)	1,102	214	956	10,913	182,853	3,891	199,929
Investments (1)	500	1,000	—	8,000	—	—	9,500
Other interest-earning assets (2)	16,240	—	—	—	—	—	16,240

Total interest-earning assets	35,353	6,196	$13,669	$54,850	$363,433	$154,740	$628,241

Interest-bearing Liabilities:
NOW and Super NOW Accounts (3)	8,189	8,872	6,314	8,953	5,495	1,242	39,065
Money market accounts	10,173	11,578	6,807	7,134	2,390	181	38,263
Passbook and club accounts	43,252	39,671	27,407	36,948	20,472	3,823	171,573
Certificate accounts	158,927	37,583	6,662	—	—	—	203,172
Advances and other borrowings	20,037	47,047	12,000	10,000	—	—	89,084

Total interest-bearing liabilities	240,578	144,751	59,190	63,035	28,357	5,246	541,157

Interest sensitivity gap per period	$(205,225)	$(138,555)	$(45,521)	$(8,185)	$335,076	$149,494	$87,084

Cumulative interest sensitivity gap	$(205,225)	$(343,780)	$(389,301)	$(397,486)	$(62,410)	$87,084

Cumulative gap as a percent of total assets	(32.67%)	(54.72%)	(61.97%)	(63.27%)	(9.93%)	13.86%

Cumulative interest-sensitive assets as a percent of interest-sensitive liabilities	14.70%	10.78%	12.42%	21.69%	88.35%	116.09%

(1)	Includes available for sale securities under 1 year or less.
(2)	Includes FHLB-NY stock, mutual funds and interest-earning deposits in banks, all of which have no stated maturity.
(3)	Excludes non-interest bearing accounts.

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

	Year Ended December 31,
	2003 v. 2002			2004 v. 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest income:
Loans	$(646)	$(2,519)	$(3,165)	$664	$(1,905)	$(1,241)
Mortgaged-backed securities	4,359	(2,554)	1,805	798	(277)	521
Investments	243	(24)	219	87	21	108
Other interest-earning assets	(140)	(22)	(162)	(88)	(71)	(159)

Total interest income	3,816	(5,119)	(1,303)	1,461	(2,232)	(771)

Interest expense:
Passbook and club accounts	571	(881)	(310)	123	(850)	(727)
NOW and money market accounts	191	(243)	(52)	72	(152)	(80)
Certificates of deposit	312	(1,742)	(1,430)	27	(789)	(762)
Advance and other borrowings	738	(803)	(65)	3	(475)	(472)

Total interest expense	1,812	(3,669)	(1,857)	225	(2,266)	(2,041)

Net change in net interest	$2,004	$(1,450)	$554	$1,236	$34	$1,270

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2004, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2004:

	Actual Amount	Required Amount	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$50,724	$9,604	$41,120	7.92%	1.50%
Core (Leverage)	50,724	25,610	25,114	7.92%	4.00%
Risk-based	53,008	26,694	26,314	15.89%	8.00%

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

The Bank’s assessment rate for the year ended December 31, 2004 was 0 basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $73,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2004, the Bank’s limit on loans to one borrower was $7.7 million. At December 31, 2004, the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.2 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2004, the Bank maintained 83.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2004, the Bank was classified as a Tier 1 Bank.

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

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution “maintain sufficient liquidity to ensure its safe and sound operation.” The Bank’s average liquidity ratio for the month of December 2004 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 3.15%, and in the opinion of management meets current requirements for Bank’s safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2004 totaled $136,000.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), implementing legislative reforms intended to address corporate and accounting improprieties. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.

The Act addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 2004 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

Personnel

As of December 31, 2004, the Bank had 99 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Website Access to Company Reports

The Company’s Internet address is www.pamrapo.com. The Company makes available free of charge through the Investor Relations section of its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC.

Item 2. Properties.

The Bank conducts its business through ten branch offices and one administrative office. Four offices have drive-up facilities. The Bank has ten automatic teller machines at its branch facilities and six other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2004. The total net book value of the Bank’s premises and equipment at December 31, 2004 was $4.0 million.

Location	Year Office Opened	Net Book Value
		(In thousands)
Executive Office 591-597 Avenue C Bayonne, New Jersey	1985	$1,601
Branch Offices
611 Avenue C Bayonne, New Jersey	1984	629
155 Broadway Bayonne, New Jersey	1973	97
175 Broadway Bayonne, New Jersey	1985	—	(1)
861 Broadway Bayonne, New Jersey	1962	112
987 Broadway Bayonne, New Jersey	1977	240
1475 Bergen Boulevard Fort Lee, New Jersey	1990	—	(1)
544 Broadway Bayonne, New Jersey	1995	14	(1)
401 Washington Street Hoboken, New Jersey	1990	159	(1)
473 Spotswood Englishtown Road Monroe, New Jersey	1998	263	(1)
181 Avenue A Bayonne, New Jersey	2004	176	(1)

Net book value of properties		3,291
Furnishings and equipment (2)		728

Total premises and equipment		$4,019

(1)	Leased Property.

(2)	Includes off-site ATMs.

Item 3. Legal Proceedings.

The Company is from time to time a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of any such existing litigation should not have a material effect on the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the market for Registrant’s common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant’s 2004 Annual Report to Stockholders on page 45 and is incorporated herein by reference.

The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)(3)
October 1, 2004 to October 31, 2004	6,000	$23.10	6,000	86,034
November 1, 2004 to November 30, 2004	—	—	—	86,034
December 1, 2004 to December 31, 2004	—	—	—	86,034

Total	6,000		6,000

(1)	Represents shares purchased from an employee that exercised a stock option.

(2)	As of December 31, 2004.

(3)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000.

Item 6. Selected Financial Data.

The selected financial data appears under Selected Consolidated Financial Condition and Operating Data of the Company in the Registrant’s 2004 Annual Report to Stockholders on pages 43 and 44 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The above-captioned information appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2004 Annual Report to Stockholders on pages 9 through 13 and is incorporated herein by reference.

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

Reports. The following table, which sets forth the Bank’s NPV as of December 31, 2004, was calculated by the OTS:

	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$39,589	$(55,727)	(58)	6.35%	(754)
200	58,474	(36,843)	(39)	9.08%	(482)
100	78,008	(17,308)	(18)	11.71%	(218)
Static	95,316	—	—	13.90%	—
-100	105,769	(10,453)	11	15.13%	124

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements, and related notes thereto, of the Company and its subsidiaries, together with the report thereon by Radics & Co., LLC appear in the Registrant’s 2004 Annual Report to Stockholders on pages 14 through 41 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the corresponding attestation report of Radics & Co., LLC will be provided in an amendment to this Annual Report on Form 10-K, which will be filed no later than 45 days after March 16, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers (the “Code of Ethics”). A copy of the Code of Ethics is filed as an exhibit to this Form 10-K. The Code of Ethics is also available free of charge by writing to the Secretary of the Company at 611 Avenue C, Bayonne, New Jersey 07002.

The information relating to directors and executive officers of the Registrant and with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2005, which will be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year 2004 (“Proxy Statement”).

Item 11. Executive Compensation.

The information relating to executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	117,569	(1)	$22.56	22,380
Equity Compensation Plans Not Approved by Stockholders	0		0	0

Total	117,569			22,380

(1)	These options were granted under the Company’s 2003 Stock-Based Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information relating to principal accounting fees and services is incorporated herein by reference to the Registrant’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Page

(a)  The following documents are filed as a part of this report:

1.      Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the

              2004 Annual Report to Stockholders.

The remaining information appearing in the 2004 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001[1]
3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on May 1, 2003[2]
3.2	Bylaws of Pamrapo Bancorp, Inc.[1]
4	Stock Certificate of Pamrapo Bancorp, Inc.[3]
10.1	Employment Agreement between the Bank and William J. Campbell.[3] *
10.2	Employment Agreement between the Company and William J. Campbell.[3] *
10.3	Special Termination Agreement (Hughes).[4] *
10.4	Special Termination Agreement (Russo). [3] *
10.5	Change of Control Agreement (Walter).[5] *
10.6	Board of Directors’ Compensation and Trust Agreement.[3]
10.7	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[6] *
11	Computation of earnings per share (filed herewith).
13	Portions of the 2004 Annual Report to Stockholders (filed herewith).
14	Code of Ethics.[7]
21	Subsidiary information is incorporated herein by reference to “Part I—Subsidiaries.”
23	Consent of Auditors (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001.

[2]	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on November 12, 2003.

[3]	Incorporated herein by reference to the Form S-1 Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

[4]	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on May 6, 1997.

[5]	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 27, 2002.

[6]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.

[7]	Incorporated herein by reference to the Form 10-K Annual report, filed on March 15, 2004.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PAMRAPO BANCORP, INC.

Dated:  March 16, 2005

By:	/s/ William J. Campbell
William J. Campbell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Campbell William J. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Kenneth D. Walter Kenneth D. Walter	Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Daniel J. Massarelli Daniel J. Massarelli	Chairman of the Board and Director	March 16, 2005

/s/ John A. Morecraft John A. Morecraft	Vice Chairman of the Board and Director	March 16, 2005

/s/ Patrick D. Conaghan Patrick D. Conaghan	Director	March 16, 2005

/s/ James J. Kennedy James J. Kennedy	Director	March 16, 2005

/s/ Dr. Jaime Portela Dr. Jaime Portela	Director	March 16, 2005

/s/ Francis J. O’Donnell Francis J. O’Donnell	Director	March 16, 2005