Form 10-K/A
period 2004-12-31
PAMRAPO BANCORP INC
filed 2005-04-29
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission (“SEC”) issued Exemptive Order Number 34-50754 providing certain companies with an extension of up to 45 days for the filing of management’s report on internal control over financial reporting and the related attestation on those controls from the registered public accounting firm. Pamrapo Bancorp, Inc. (the “Company”) elected to utilize this extension period. Therefore, the Company hereby amends its Annual Report on Form 10-K, filed on March 16, 2005, to include Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm required in Item 9A, “Controls and Procedures,” of Form 10-K. This Amendment to the Company’s Annual Report on Form 10-K speaks as of the original filing date of the Company’s Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

April 22, 2005

Beard Miller Company, LLP

55 U.S. Highway 46 East

Post Office Box 676

Pine Brook, NJ 07058

Gentlemen:

The management of Pamrapo Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

/s/ WILLIAM J. CAMPBELL
Chief Executive Officer

/s/ KENNETH D. WALTER
Chief Financial Officer

Attestation Report of the Registered Public Accounting Firm

Board of Directors and Stockholders

Pamrapo Bancorp., Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pamrapo Bancorp., Inc. (the “Company”) and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pamrapo Bancorp., Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pamrapo Bancorp., Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pamrapo Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ Beard Miller Company, LLP

Pine Brook, NJ

April 22, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Financial Statements (see Item 8 of the Company’s Annual Report on Form 10-K filed on March 16, 2005).

2.	All schedules are omitted because they are not required or applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

	3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.[1]

	3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on May 1, 2003.[2]

	3.2	Bylaws of Pamrapo Bancorp, Inc.[1]

	4	Stock Certificate of Pamrapo Bancorp, Inc.[3]

	10.1	Employment Agreement between the Bank and William J. Campbell.3 *

	10.2	Employment Agreement between the Company and William J. Campbell.3 *

	10.3	Special Termination Agreement (Hughes).[4] *

	10.4	Special Termination Agreement (Russo). [3] *

	10.5	Change of Control Agreement (Walter).[5] *

	10.6	Board of Directors’ Compensation and Trust Agreement.[3]

	10.7	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[6] *

	11	Computation of earnings per share.[8]

	13	Portions of the 2004 Annual Report to Stockholders. [8]

	14	Code of Ethics.[7]

	21	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries.”

	23	Consent of Auditors (filed herewith).

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001.
[2]	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on November 12, 2003.

[3]	Incorporated herein by reference to the Form S-1 Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.
[4]	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on May 6, 1997.
[5]	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 27, 2002.
[6]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[7]	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 15, 2004.
[8]	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 16, 2005.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Dated: April 29, 2005

	By:	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer