Form 10-Q
period 2005-03-31
PAMRAPO BANCORP INC
filed 2005-05-10
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date May 10, 2005.

$.01 par value common stock - 4,975,542 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and amounts due from depository institutions	$8,490,575	$5,020,137
Interest-bearing deposits in other banks	3,180,795	9,578,574

Total cash and cash equivalents	11,671,370	14,598,711

Securities available for sale	3,423,083	3,639,182
Investment securities held to maturity; estimated fair value of $9,755,000 (2005) and $9,831,000 (2004)	9,281,517	9,308,686
Mortgage-backed securities held to maturity; estimated fair value of $186,739,000 (2005) and $200,322,000 (2004)	190,189,382	200,077,102
Loans receivable	407,901,842	395,800,481
Premises and equipment	3,984,758	4,018,500
Federal Home Loan Bank stock, at cost	5,151,900	5,151,900
Interest receivable	2,868,010	2,702,532
Other assets	5,333,970	4,601,578

Total assets	$639,805,832	$639,898,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$488,461,653	$489,349,688
Advances from Federal Home Loan Bank of New York	89,000,000	89,000,000
Other borrowed money	74,783	83,722
Advance payments by borrowers for taxes and insurance	3,345,774	3,336,744
Other liabilities	2,953,618	3,014,303

Total liabilities	583,835,828	584,784,457

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding - none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 and 4,974,913 shares, respectively, outstanding	69,000	69,000
Paid-in capital in excess of par value	19,052,863	19,041,357
Retained earnings - substantially restricted	59,275,511	58,387,028
Accumulated other comprehensive income - Unrealized gain on securities available for sale	271,222	315,468
Treasury stock, at cost; 1,924,458 and 1,925,087 shares, respectively	(22,698,592)	(22,698,638)

Total stockholders’ equity	55,970,004	55,114,215

Total liabilities and stockholders’ equity	$639,805,832	$639,898,672

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$6,380,812	$6,132,688
Mortgage-backed securities	2,329,276	2,452,861
Investments and other interest-earning assets	304,735	243,960

Total interest income	9,014,823	8,829,509

Interest expense:
Deposits	2,068,692	2,024,312
Advances and other borrowed money	818,022	797,691

Total interest expense	2,886,714	2,822,003

Net interest income	6,128,109	6,007,506
Provision for loan losses	60,000	10,000

Net interest income after provision for loan losses	6,068,109	5,997,506

Non-interest income:
Fees and service charges	313,601	320,455
Miscellaneous	309,714	291,234

Total non-interest income	623,315	611,689

Non-interest expenses:
Salaries and employee benefits	1,983,677	1,926,709
Net occupancy expense of premises	266,082	247,562
Equipment	321,491	303,955
Advertising	52,153	61,907
Miscellaneous	744,159	826,011

Total non-interest expenses	3,367,562	3,366,144

Income before income taxes	3,323,862	3,243,051
Income taxes	1,340,760	1,296,564

Net income	$1,983,102	$1,946,487

Net income per common shares:
Basic	$0.40	$0.39

Diluted	$0.40	$0.39

Dividends per common share	$0.22	$0.21

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,248	4,974,313

Diluted	4,989,972	5,001,164

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$1,983,102	$1,946,487

Other comprehensive (loss) income, net of income taxes:
Gross unrealized holding (loss) gain on securities available for sale	(73,346)	8,149
Deferred income taxes	29,100	(3,300)

Other comprehensive (loss) income	(44,246)	4,849

Comprehensive income	$1,938,856	$1,951,336

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,983,102	$1,946,487
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	138,514	133,552
Amortization of premiums and discounts, net	33,824	216,384
Accretion of deferred loan fees, net	60,860	70,351
Provision for loan losses	60,000	10,000
(Increase) in interest receivable	(165,478)	(90,987)
(Increase) in other assets	(703,292)	(599,055)
(Decrease) increase in other liabilities	(60,685)	1,481,540
Award of treasury stock	15,159	—

Net cash provided by operating activities	1,362,004	3,168,272

Cash flow from investing activities:
Principal repayments on securities available for sale	153,587	96,390
Purchases of securities available for sale	(10,833)	(8,007)
Principal repayments on mortgage-backed securities held to maturity	9,881,064	11,432,109
Purchases of mortgage-backed securities held to maturity	—	(5,029,688)
Net change in loans receivable	(12,222,221)	(186,138)
Additions to premises and equipment	(104,772)	(46,732)

Net cash (used in) provided by investing activities	(2,303,175)	6,257,934

Cash flows from financing activities:
Net (decrease) increase in deposits	(888,035)	(2,277,423)
Net increase in advances from Federal Home Loan Bank of New York	—	2,000,000
Net (decrease) in other borrowed money	(8,939)	(8,254)
Net increase (decrease) in payments by borrowers for taxes and insurance	9,030	(148,758)
Cash dividends paid	(1,094,619)	(1,044,606)
Purchase of treasury stock	(14,082)	—
Sale of treasury stock	10,475	—

Net cash (used in) financing activities	(1,986,170)	(1,479,041)

Net increase in cash and cash equivalents	(2,927,341)	7,947,165
Cash and cash equivalents - beginning	14,598,711	10,126,482

Cash and cash equivalents - ending	$11,671,370	$18,073,647

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,893,172	$2,702,458

Income taxes	$900,000	$850,000

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

4. CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CRITICAL ACCOUNTING POLICIES (Cont’d)

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examinations process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after (June 15, 2005 for non SB issuers, first annual period beginning after December 15, 2005 for SB issuers). The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

ITEM 2

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Form 10-Q may include certain forward-looking statements based on current management expectations. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Changes in Financial Condition

The Company’s assets at March 31, 2005 totaled $639.8 million, which represents a decrease of $93,000 as compared with $639.9 million at December 31, 2004.

Securities available for sale at March 31, 2005, decreased $216,000 or 5.9% to $3.4 million when compared with $3.6 million at December 31, 2004. The decrease during the three months ended March 31, 2004, resulted primarily from repayments on securities available for sale of $154,000, and a decrease in net unrealized gain of $73,000 sufficient to offset purchases of $11,000.

Investment securities held to maturity at March 31, 2005, remained unchanged at $9.3 million when compared with December 31, 2004. Mortgage-backed securities held to maturity at March 31, 2005 decreased $9.9 million or 4.9% to $190.2 million when compared with $200.1 million at December 31, 2004. During the three months ended March 31, 2005, repayments of mortgage-backed securities held to maturity amounted to $9.9 million.

Net loans amounted to $407.9 million at March 31, 2005, as compared to $395.8 million at December 31, 2004, which represents an increase of $12.1 million or 3.1%. The increase during the three months ended March 31, 2004 resulted primarily from loan originations exceeding principal repayments.

Deposits at March 31, 2005 totaled $488.5 million as compared with $489.3 million at December 31, 2004, representing a decrease of $888,000.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $89.0 million at March 31, 2005 and December 31, 2004.

Stockholders’ equity totaled $56.0 million and $55.1 million at March 31, 2005, and December 31, 2004, respectively. The increase of $856,000 was primarily the result of the net income for three months ended March 31, 2005, of $2.0 million, partially offset by cash dividends paid of $1.1 million.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income increased $37,000 or 1.9% to $1.983 million for the three months ended March 31, 2005, compared with $1.946 million for the same 2004 period. The increase in net income during the 2005 period resulted from increases in total interest income and non-interest income, partially offset by increases in total interest expense, provision for loan losses, non-interest expenses and income taxes.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004 (Cont’d.)

Interest income on loans increased by $248,000 or 4.0% to $6.4 million during the three months ended March 31, 2005, when compared with $6.1 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $24.9 million in the average balance of loan outstanding, sufficient to offset a decrease of fifteen basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $124,000 or 5.0% to $2.3 million during the three months ended March 31, 2005, when compared with $2.5 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $21.6 million or 9.9% in the average balance of mortgage-backed securities outstanding, which was partially offset by a twenty-four basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $61,000 or 25.0% to $305,000 during the three months ended March 31, 2005, when compared to $244,000 during the same 2004 period primarily due to an increase of seventy-four basis points in the yield on the portfolio as well as an increase of $1.1 million in the average balance of such assets outstanding.

Interest expense on deposits increased $45,000 or 2.2% to $2.1 million during the three months ended March 31, 2005, when compared to $2.0 million during the same 2004 period. Such increase was primarily attributable to an increase of eight basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $8.7 million or 1.9% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $20,000 or 2.5% to $818,000 during the three months ended March 31, 2005, when compared with $798,000 during the same 2004 period, primarily due to a two basis point increase in the cost of advances and other borrowed money, as well as an increase of $1.6 million in the average balance of advances and other borrowed money outstanding.

Net interest income increased $120,000 or 2.0% during the three months ended March 31, 2005 when compared with the same 2004 period. Such increase was due to an increase in total interest income of $185,000, sufficient to offset an increase in total interest expense of $65,000. The Bank’s net interest rate spread was 3.62% in 2005 unchanged from the same 2004 period. An increase of eight basis points in the yield of interest-earning assets was offset by an eight basis point increase in the cost of interest-bearing liabilities.

During the three months ended March 31, 2005 and 2004, the Bank provided $60,000 and $10,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2005 and 2004, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $3.2 million or 0.50% of total assets and $1.8 million or 0.28% of total assets, respectively. At March 31, 2005, $885,000 of non-performing loans were accruing interest and $2.3 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2005 and 2004, the Bank charged off loans aggregating $7,000 and $27,000, respectively. The allowance for loan losses amounted to $2.6 million at March 31, 2005, representing 0.64% of total loans and 81.25% of loans delinquent ninety days or more, and $2.5 million at March 31, 2004, representing 0.65% of total loans and 138.9% of loans delinquent ninety days or more.

Non-interest income increased $11,000 or 1.8% to $623,000 during the three months ended March 31, 2005, from $612,000 during the same 2004 period, which resulted from an increase in miscellaneous income of $18,000 partially offset by a decrease in fees and service charges of $7,000.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004 (Cont’d.)

Non-interest expenses increased slightly by $2,000 to $3.368 million during the three months ended March 31, 2005, when compared with $3.366 million during the same 2004 period. Salaries and employee benefits, net occupancy and equipment expenses increased $57,000, $19,000 and $18,000, respectively, which was sufficient to offset decreases in advertising, and miscellaneous expenses of $10,000 and $82,000, respectively, during the 2005 period when compared with the same 2004 period.

Income taxes totaled $1.34 million and $1.30 million during the three months ended March 31, 2005 and 2004, respectively. The increase during the 2005 period resulted from an increase in pre-tax income of $81,000.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 2.58% during the month of March 2005. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2005 and 2004. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2005 and 2004, amounted to $1.10 million and $1.05 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $407.9 million and $395.8 million at March 31, 2005 and December 31, 2004, respectively. Securities available for sale totaled $3.4 million and $3.6 million at March 31, 2005 and December 31, 2004, respectively. Mortgage-backed securities held to maturity totaled $190.2 million and $200.1 million at March 31, 2005, and December 31, 2004. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2005, advances from the FHLB amounted to $89.0 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2005, the Bank had outstanding commitments to originate loans of $19.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005, totaled $162.1 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at March 31, 2005, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$55,125	16.10%	$27,393	8.00%	$34,242	10.00%
Tier 1 Capital (to risk-weighted assets)	52,746	15.40%	—	—	20,545	6.00%
Core (Tier 1) Capital (to adjusted total assets)	52,746	8.23%	25,634	4.00%	32,043	5.00%
Tangible Capital (to adjusted total assets)	52,746	8.23%	9,613	1.50%	—	—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of December 31, 2004, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
		(Dollars in Thousands)
300	$39,589	$(55,727)	(58)	6.35%	(754)
200	58,474	(36,843)	(39)	9.08	(482)
100	78,008	(17,308)	(18)	11.71	(218)
Static	95,316	—	—	13.90	—
-100	105,769	10,453	11	15.13	124

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

ITEM 4

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (“Exchange Act”)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001.(1)

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on May 1, 2003.(2)

3.2	Bylaws of Pamrapo Bancorp, Inc.(1)

4	Stock Certificate of Pamrapo Bancorp, Inc.(3)

10.1	Employment Agreement between the Bank and William J. Campbell.(3)(A)

10.2	Employment Agreement between the Company and William J. Campbell.(3)(A)

10.3	Special Termination Agreement (Hughes).(4)(A)

10.4	Special Termination Agreement (Russo).(3)(A)

10.5	Change of Control Agreement (Walter).(5)(A)

10.6	Board of Directors’ Compensation and Trust Agreement.(3)

10.7	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.(6)(A)

11.0	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

PAMRAPO BANCORP, INC.

PART II

ITEM 6. Exhibits and Reports on Form 8-K (Cont’d.)

(1)	Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001.

(2)	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on November 12, 2003.

(3)	Incorporated herein by reference to the Form S-1 Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.

(4)	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on May 6, 1997.

(5)	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 27, 2002.

(6)	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.

(A)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 10, 2005	By	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President and Chief Financial Officer