Form 10-Q
period 2005-06-30
PAMRAPO BANCORP INC
filed 2005-08-09
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date August 5, 2005.

$.01 par value common stock - 4,975,542 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and amounts due from depository institutions	$3,756,141	$5,020,137
Interest-bearing deposits in other banks	3,797,562	9,578,574

Total cash and cash equivalents	7,553,703	14,598,711

Securities available for sale	3,419,465	3,639,182
Investment securities held to maturity; estimated fair value of $9,785,000 (2005) and $9,831,000 (2004)	9,254,022	9,308,686
Mortgage-backed securities held to maturity; estimated fair value of $180,121,000 (2005) and $200,322,000 (2004)	180,617,998	200,077,102
Loans receivable	421,068,671	395,800,481
Premises and equipment	3,889,533	4,018,500
Federal Home Loan Bank stock, at cost	4,974,500	5,151,900
Interest receivable	2,701,393	2,702,532
Other assets	5,403,003	4,601,578

Total assets	$638,882,288	$639,898,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$481,930,541	$489,349,688
Advances from Federal Home Loan Bank	93,000,000	89,000,000
Other borrowed money	65,664	83,722
Advance payments by borrowers for taxes and insurance	3,301,200	3,336,744
Other liabilities	3,766,052	3,014,303

Total liabilities	582,063,457	584,784,457

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding - none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 and 4,974,913 shares, respectively, outstanding	69,000	69,000
Paid-in capital in excess of par value	19,092,553	19,041,357
Retained earnings - substantially restricted	60,146,541	58,387,028
Accumulated other comprehensive income - unrealized gain on securities available for sale	278,839	315,468
Treasury stock, at cost; 1,924,458 and 1,925,087 shares, respectively	(22,768,102)	(22,698,638)

Total stockholders’ equity	56,818,831	55,114,215

Total liabilities and stockholders’ equity	$638,882,288	$639,898,672

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$6,624,401	$6,116,044	$13,005,213	$12,248,732
Mortgage-backed securities	2,221,396	2,552,964	4,550,672	5,005,825
Investments and other interest-earning assets	294,463	258,429	599,198	502,389

Total interest income	9,140,260	8,927,437	18,155,083	17,756,946

Interest expense:
Deposits	2,120,090	2,004,638	4,188,782	4,028,950
Advances and other borrowed money	852,178	783,085	1,670,200	1,580,776

Total interest expense	2,972,268	2,787,723	5,858,982	5,609,726

Net interest income	6,167,992	6,139,714	12,296,101	12,147,220
Provision for loan losses	40,000	10,000	100,000	20,000

Net interest income after provision for loan losses	6,127,992	6,129,714	12,196,101	12,127,220

Non-interest income:
Fees and service charges	326,505	332,477	640,106	652,932
Miscellaneous	362,638	321,190	672,352	612,424

Total non-interest income	689,143	653,667	1,312,458	1,265,356

Non-interest expenses:
Salaries and employee benefits	2,107,090	1,926,031	4,090,767	3,852,740
Net occupancy expense of premises	286,082	247,108	552,164	494,670
Equipment	322,400	314,964	643,891	618,919
Advertising	52,474	32,830	104,627	94,737
Miscellaneous	861,665	969,643	1,605,824	1,795,654

Total non-interest expenses	3,629,711	3,490,576	6,997,273	6,856,720

Income before income taxes	3,187,424	3,292,805	6,511,286	6,535,856
Income taxes	1,221,775	1,327,707	2,562,535	2,624,271

Net income	$1,965,649	$1,965,098	$3,948,751	$3,911,585

Net income per common share:
Basic	$0.40	$0.40	$0.79	$0.79

Diluted	$0.39	$0.39	$0.79	$0.78

Dividends per common share	$0.22	$0.21	$0.44	$0.42

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,974,511	4,975,396	4,975,012

Diluted	4,987,476	4,997,119	4,988,274	4,999,797

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,965,649	$1,965,098	$3,948,751	$3,911,585

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	19,417	(21,570)	(53,929)	(13,421)
Deferred income taxes	(11,800)	8,600	17,300	5,300

Other comprehensive income (loss)	7,617	(12,970)	(36,629)	(8,121)

Comprehensive income	$1,973,266	$1,952,128	$3,912,122	$3,903,464

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,948,751	$3,911,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	277,453	265,433
Amortization of premiums and discounts, net	71,270	315,693
Accretion of deferred fees, net	117,823	132,203
Provision for loan losses	100,000	20,000
Decrease (increase) in interest receivable	1,139	(5,435)
(Increase) in other assets	(784,125)	(487,209)
Increase in other liabilities	751,749	1,007,386
Award of treasury stock	15,159	14,850

Net cash provided by operating activities	4,499,219	5,174,506

Cash flows from investing activities:
Principal repayments on securities available for sale	189,064	183,987
Purchases of securities available for sale	(23,276)	(16,183)
Principal repayments on mortgage-backed securities held to maturity	19,442,498	29,491,418
Purchases of mortgage-backed securities held to maturity	—	(34,331,420)
Net change in loans receivable	(25,486,013)	(4,541,863)
Additions to premises and equipment	(148,486)	(97,560)
Redemption (purchase) of Federal Home Loan Bank stock	177,400	(408,000)

Net cash (used in) investing activities	(5,848,813)	(9,719,621)

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,419,147)	4,427,519
Net increase in advances from Federal Home Loan Bank	4,000,000	—
Net (decrease) in other borrowed money	(18,058)	(16,674)
Net (decrease) in payments by borrowers for taxes and insurance	(35,544)	(389,355)
Cash dividends paid	(2,189,238)	(2,089,211)
Purchase of treasury stock	(154,362)	(133,222)
Issuance of treasury stock	120,935	99,984

Net cash (used in) provided by financing activities	(5,695,414)	1,899,041

Net (decrease) in cash and cash equivalents	(7,045,008)	(2,646,074)
Cash and cash equivalents - beginning	14,598,711	10,126,482

Cash and cash equivalents - ending	$7,553,703	$7,480,408

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,871,399	$5,504,717

Income taxes	$2,509,083	$2,758,141

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the “Bank”), Pamrapo Service Corp, Inc and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Stockholders and incorporated by reference into the Company’s Form 10-K for the year ended December 31, 2004.

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

4. CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

SFAS No. 123R was (originally) effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R at the beginning of its next fiscal year. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FASB Statement No. 123.

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

Changes in Financial Condition

The Company’s assets at June 30, 2005 totaled $638.9 million, which represents a decrease of $1.0 million as compared with $639.9 million at December 31, 2004.

Securities available for sale at June 30, 2005, decreased $220,000 or 6.0% to $3.4 million when compared with $3.6 million at December 31, 2004. The decrease during the six months ended June 30, 2005 resulted primarily from repayments on securities available for sale of $189,000 and a decrease in net unrealized gain of $54,000, which were sufficient to offset purchases of $23,000.

Investment securities held to maturity at June 30, 2005 remained unchanged at $9.3 million when compared with December 31, 2004. Mortgage-backed securities held to maturity at June 30, 2005 decreased $19.5 million or 9.7% to $180.6 million when compared with $200.1 million at December 31, 2004. During the six months ended June 30, 2005, there were no purchases of mortgage-backed securities and repayments totaled $19.4 million.

Loans receivable amounted to $421.1 million at June 30, 2005, as compared with $395.8 million at December 31, 2004, which represents an increase of $25.3 million or 6.4%. The increase during the six months ended June 30, 2005 resulted primarily from loan originations exceeding principal repayments.

Deposits at June 30, 2005 totaled $481.9 million as compared with $489.3 million at December 31, 2004, representing a decrease of $7.4 million or 1.5%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $93.0 million at June 30, 2005 as compared with $89.0 million at December 31, 2004.

Stockholders’ equity totaled $56.8 million and $55.1 million at June 30, 2005 and December 31, 2004, respectively. The increase of $1.7 million for the six months ended June 30, 2005 resulted primarily from the net income of $3.9 million, partially offset by cash dividends paid of $2.2 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net income for the three months ended June 30, 2005 totaled $1.966 million as compared with $1.965 million for the three months ended June 30, 2004. The increase in net income during the 2005 period resulted from increases in total interest income and non-interest income and a decrease in income taxes, which were sufficient to offset increases in total interest expense, provision for loan losses and non-interest expenses.

Interest income on loans increased by $508,000 or 8.3% to $6.6 million during the three months ended June 30, 2005, when compared with $6.1 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $37.5 million or 9.9% in the average balance of loans outstanding, sufficient to offset a decrease of ten basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $332,000 or 13.0% to $2.2 million during the three months ended June 30, 2005, when compared with $2.6 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $32.3 million or 14.7% in the average balance of mortgage-backed securities outstanding, which was partially offset by a ten basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $36,000 or 14.0% to $294,000 during the three months ended June 30, 2005, when compared to $258,000 during the same 2004 period primarily due to an increase of one hundred sixty-nine basis points in the yield on the portfolio, sufficient to offset a decrease of $7.8 million or 24.8% in the average balance of such assets outstanding.

Interest expense on deposits increased $115,000 or 5.7% to $2.1 million during the three months ended June 30, 2005, when compared to $2.0 million during the same 2004 period. Such increase was primarily attributable to an increase of seventeen basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $16.3 million or 3.5% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $69,000 or 8.8% to $852,000 during the three months ended June 30, 2005, when compared with $783,000 during the same 2004 period, primarily due to a twenty basis point increase in the cost of advances and other borrowed money, as well as an increase of $2.8 million or 3.1% in the average balance of advances and other borrowed money outstanding.

Net interest income increased $28,000 or 0.5% during the three months ended June 30, 2005 when compared with the same 2004 period. Such increase was due to an increase in total interest income of $213,000, sufficient to offset an increase in total interest expense of $185,000. The Bank’s net interest rate spread was 3.63% in 2005 and 3.66% in 2004. An increase of sixteen basis points in the yield of interest-earning assets was more than offset by a nineteen basis point increase in the cost of interest-bearing liabilities.

During the three months ended June 30, 2005 and 2004, the Bank provided $40,000 and $10,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2005 and 2004, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $1.5 million or 0.24% of total assets and $1.5 million or 0.23% of total assets, respectively. At June 30, 2005, $454,000 of non-performing loans were accruing interest and $1.1 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2005 and 2004, the Bank charged off loans aggregating $3,000 and $55,000, respectively. The allowance for loan losses amounted to $2.6 million at June 30, 2005, representing 0.62% of total loans and 171.4% of loans delinquent ninety days or more, and $2.5 million at June 30, 2004, representing 0.64% of total loans and 165.9% of loans delinquent ninety days or more.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004 (Cont’d.)

Non-interest income increased $35,000 or 5.4% to $689,000 during the three months ended June 30, 2005, from $654,000 during the same 2004 period, which resulted from an increase in miscellaneous income of $41,000 partially offset by a decrease in fees and service charges of $6,000.

Non-interest expenses increased $139,000 or 4.0% to $3.6 million during the three months ended June 30, 2005, when compared with $3.5 million during the same 2004 period. Salaries and employee benefits, net occupancy, equipment and advertising expenses increased $181,000, $39,000, $7,000 and $20,000, respectively, which was sufficient to offset a decrease in miscellaneous expenses of $108,000 during the 2005 period when compared with the same 2004 period.

Income taxes totaled $1.2 million and $1.3 million during the three months ended June 30, 2005 and 2004, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

Net income increased $37,000 or 0.9% to $3.949 million for the six months ended June 30, 2005, compared with $3.912 million for the same 2004 period. The increase in net income during the 2005 period resulted from increases in total interest income and non-interest income and a decrease in income taxes, which were sufficient to offset increases in total interest expense, provision for loan losses and non-interest expenses.

Interest income on loans increased by $756,000 or 6.2% to $13.0 million during the six months ended June 30, 2005, when compared with $12.2 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $31.2 million or 8.3% in the average balance of loans outstanding, sufficient to offset a decrease of twelve basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $455,000 or 9.1% to $4.6 million during the six months ended June 30, 2005, when compared with $5.0 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $27.0 million or 12.4% in the average balance of mortgage-backed securities outstanding, which was partially offset by a seventeen basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $97,000 or 19.3% to $599,000 during the six months ended June 30, 2005, when compared to $502,000 during the same 2004 period primarily due to an increase of one hundred twenty-four basis points in the yield on the portfolio, sufficient to offset a decrease of $3.3 million or 11.6% in the average balance of such assets outstanding.

Interest expense on deposits increased $160,000 or 4.0% to $4.2 million during the six months ended June 30, 2005, when compared to $4.0 million during the same 2004 period. Such increase was primarily attributable to an increase of twelve basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $12.5 million or 2.7% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $89,000 or 5.6% to $1.7 million during the six months ended June 30, 2005, when compared with $1.6 million during the same 2004 period, primarily due to a ten basis point increase in the cost of advances and other borrowed money, as well as an increase of $2.2 million or 2.5% in the average balance of advances and other borrowed money outstanding.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004 (Cont’d.)

Net interest income increased $149,000 or 1.2% during the six months ended June 30, 2005 when compared with the same 2004 period. Such increase was due to an increase in total interest income of $398,000, which was sufficient to offset an increase in total interest expense of $249,000. The Bank’s net interest rate spread was 3.63% in 2005 and 3.64% in 2004. An increase of twelve basis points in the yield of interest-earning assets was more than offset by a thirteen basis point increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 2005 and 2004, the Bank provided $100,000 and $20,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2005 and 2004, the Bank charged off loans aggregating $10,000 and $82,000, respectively.

Non-interest income increased $47,000 or 3.7% to $1.312 million during the six months ended June 30, 2005, from $1.265 million during the same 2004 period, which resulted from an increase in miscellaneous income of $60,000 partially offset by a decrease in fees and service charges of $13,000.

Non-interest expenses increased by $140,000 or 2.0% to $7.0 million during the six months ended June 30, 2005, when compared with $6.9 million during the same 2004 period. Salaries and employee benefits, net occupancy, equipment and advertising expenses increased $238,000, $57,000, $25,000 and $10,000, respectively, which was sufficient to offset a decrease in miscellaneous expenses of $190,000 during the 2005 period when compared with the same 2004 period.

Income taxes totaled $2.56 million and $2.62 million during the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 1.83% during the month of June 2005. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

Cash was generated by operating activities during the six months ended June 30, 2005 and 2004. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 2005 and 2004, amounted to $2.2 million and $2.1 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $421.1 million and $395.8 million at June 30, 2005 and December 31, 2004, respectively. Securities available for sale totaled $3.4 million and $3.6 million at June 30, 2005 and December 31, 2004, respectively. Mortgage-backed securities held to maturity totaled $180.6 million and $200.1 million at June 30, 2005 and December 31, 2004, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2005, advances from the FHLB amounted to $93.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2005, the Bank had outstanding commitments to originate loans of $22.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $164.8 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at June 30, 2005, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$57,277	16.30%	$28,113	8.00%	$35,141	10.00%
Tier 1 Capital (to risk-weighted assets)	54,782	15.59%	—	—	21,085	6.00%
Core (Tier 1) Capital (to adjusted total assets)	54,782	8.54%	25,649	4.00%	32,061	5.00%
Tangible Capital (to adjusted total assets)	54,782	8.54%	9,618	1.50%	—	—

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2005:

		Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
FHLB-NY advances	$93,000	$29,000	$37,000	$17,000	$10,000
Other borrowings	66	38	28	—	—
Certificates of deposit	202,585	164,804	30,376	6,689	716
Lease obligations	3,185	395	733	487	1,570

	$298,836	$194,237	$68,137	$24,176	$12,286

		Commitment Expiration By Period
Off Balance Sheet Arrangements	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
To originate loans	$22,142	$22,142	$—	$—	$—
Unused lines of credit	11,398	11,398	—	—	—

	$33,540	$33,540	$—	$—	$—

ITEM 3

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank’s interest-bearing liabilities that mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2005, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$37,756	$(58,984)	(61)	6.10%	(805)
200	57,120	(39,620)	(41)	8.92%	(523)
100	77,378	(19,362)	(20)	11.68%	(247)
Static	96,740	—	—	14.15%	—
-100	110,626	13,885	14	15.80%	165
-200	116,160	19,420	20	16.39%	224

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 27, 2005. The following matters were submitted to the stockholders:

1. Election of two directors.

The following directors were elected at the meeting for terms to expire in 2008:

	Number of Votes
	For	Withheld
Mr. Daniel J. Masarelli	4,687,279	52,408
Mr. Francis J. O’Donnell	4,672,536	67,151

	Number of Votes
	For	Against	Abstained
2. The ratification of Beard Miller Company LLP (successor to Radics & Co., LLC) as independent auditors of the Company for the fiscal year ending December 31, 2005.	4,672,413	62,734	4,540

PAMRAPO BANCORP, INC.

PART II (Cont’d.)

ITEM 5. Other Information

None

ITEM 6. Exhibits

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

PAMRAPO BANCORP, INC.

Date: August 9, 2005	By	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer