Form 10-Q
period 2005-09-30
PAMRAPO BANCORP INC
filed 2005-11-09
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date November 5, 2005.

Common stock, $.01 par value per share - 4,975,542 shares outstanding

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Cash and amounts due from depository institutions	$4,221,848	$5,020,137
Interest-bearing deposits in other banks	11,742,467	9,578,574

Total cash and cash equivalents	15,964,315	14,598,711

Securities available for sale	3,409,997	3,639,182
Investment securities held to maturity; estimated fair value of $9,843,000 (2005) and $9,831,000 (2004)	9,226,254	9,308,686
Mortgage-backed securities held to maturity; estimated fair value of $172,319,000 (2005) and $200,322,000 (2004)	174,904,327	200,077,102
Loans receivable	432,046,501	395,800,481
Premises and equipment	3,924,651	4,018,500
Federal Home Loan Bank stock, at cost	5,550,000	5,151,900
Interest receivable	2,933,255	2,702,532
Other assets	5,787,652	4,601,578

Total assets	$653,746,952	$639,898,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$476,958,673	$489,349,688
Advances from Federal Home Loan Bank of New York	111,000,000	89,000,000
Other borrowed money	56,362	83,722
Advance payments by borrowers for taxes and insurance	3,557,791	3,336,744
Other liabilities	4,379,850	3,014,303

Total liabilities	595,952,676	584,784,457

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding - none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 and 4,974,913 shares, respectively, outstanding	69,000	69,000
Paid-in capital in excess of par value	19,092,553	19,041,357
Retained earnings - substantially restricted	61,115,474	58,387,028
Accumulated other comprehensive income - unrealized gain on securities available for sale	285,351	315,468
Treasury stock, at cost; 1,924,458 and 1,925,087 shares, respectively	(22,768,102)	(22,698,638)

Total stockholders’ equity	57,794,276	55,114,215

Total liabilities and stockholders’ equity	$653,746,952	$639,898,672

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$6,755,192	$6,286,625	$19,760,405	$18,535,357
Mortgage-backed securities	2,108,870	2,618,329	6,659,542	7,624,154
Investments and other interest-earning assets	308,572	256,133	907,770	758,522

Total interest income	9,172,634	9,161,087	27,327,717	26,918,033

Interest expense:
Deposits	2,228,692	2,029,463	6,417,474	6,058,413
Advances and other borrowed money	944,224	848,005	2,614,424	2,428,781

Total interest expense	3,172,916	2,877,468	9,031,898	8,487,194

Net interest income	5,999,718	6,283,619	18,295,819	18,430,839
Provision for loan losses	5,000	10,000	105,000	30,000

Net interest income after provision for loan losses	5,994,718	6,273,619	18,190,819	18,400,839

Non-interest income:
Fees and service charges	326,750	317,742	966,856	970,674
Miscellaneous	264,019	239,184	936,371	851,608

Total non-interest income	590,769	556,926	1,903,227	1,822,282

Non-interest expenses:
Salaries and employee benefits	1,775,364	1,865,275	5,866,131	5,718,015
Net occupancy expense of premises	282,967	245,568	835,131	740,238
Equipment	292,137	319,137	936,028	938,056
Advertising	64,555	27,106	169,182	121,843
Miscellaneous	832,059	873,329	2,437,883	2,668,983

Total non-interest expenses	3,247,082	3,330,415	10,244,355	10,187,135

Income before income taxes	3,338,405	3,500,130	9,849,691	10,035,986
Income taxes	1,274,852	1,407,638	3,837,387	4,031,909

Net income	$2,063,553	$2,092,492	$6,012,304	$6,004,077

Net income per common share:
Basic	$0.41	$0.42	$1.21	$1.21

Diluted	$0.41	$0.42	$1.21	$1.20

Dividends per common share	$0.22	$0.21	$0.66	$0.63

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,974,913	4,975,445	4,974,581

Diluted	4,985,600	4,988,785	4,987,924	4,996,089

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,063,553	$2,092,492	$6,012,304	$6,004,077

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	11,012	23,290	(42,917)	9,869
Deferred income taxes	(4,500)	(9,300)	12,800	(4,000)

Other comprehensive income (loss)	6,512	13,990	(30,117)	5,869

Comprehensive income	$2,070,065	$2,106,482	$5,982,187	$6,009,946

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,012,304	$6,004,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and investment in real estate	419,072	397,633
Amortization of premiums and discounts, net	124,523	342,345
Accretion of deferred fees, net	181,046	175,336
Provision for loan losses	105,000	30,000
(Increase) in interest receivable	(230,723)	(140,021)
(Increase) in other assets	(1,173,274)	(244,404)
Increase in other liabilities	1,365,547	1,789,795
Award of treasury stock	15,159	14,850

Net cash provided by operating activities	6,818,654	8,369,611

Cash flows from investing activities:
Principal repayments on securities available for sale	223,373	275,485
Purchases of securities available for sale	(37,105)	(25,071)
Principal repayments on mortgage-backed securities held to maturity	30,058,554	40,767,444
Purchases of mortgage-backed securities held to maturity	(4,927,870)	(34,331,420)
Net change in loans receivable	(36,532,066)	(16,806,838)
Additions to premises and equipment	(325,223)	(260,437)
Purchase of Federal Home Loan Bank of New York stock	(398,100)	(408,000)

Net cash (used in) investing activities	(11,938,437)	(10,788,837)

Cash flows from financing activities:
Net (decrease) in deposits	(12,391,015)	(3,446,535)
Net increase in advances from Federal Home Loan Bank of New York	22,000,000	8,000,000
Net (decrease) in other borrowed money	(27,360)	(25,264)
Net increase (decrease) in payments by borrowers for taxes and insurance	221,047	(173,570)
Cash dividends paid	(3,283,858)	(3,133,944)
Purchase of treasury stock	(154,362)	(133,222)
Issuance of treasury stock	120,935	99,984

Net cash provided by financing activities	6,485,387	1,187,449

Net increase (decrease) in cash and cash equivalents	1,365,604	(1,231,777)
Cash and cash equivalents - beginning	14,598,711	10,126,482

Cash and cash equivalents - ending	$15,964,315	$8,894,705

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,987,155	$8,360,804

Income taxes	$4,151,083	$4,168,141

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Pamrapo Savings Bank, SLA (the “Bank”), Pamrapo Service Corporation, Inc. and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders and incorporated by reference into the Company’s Form 10-K for the year ended December 31, 2004.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or convertible into common stock, if dilutive, using the treasury stock method.

4. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Service cost	$60	$65	$179	$195
Interest cost	106	104	317	312
Expected return on plan assets	(131)	(120)	(393)	(359)
Amortization of unrecognized net loss	41	56	123	168
Unrecognized past service liability	4	5	13	13

Net periodic benefit expense	$80	$110	$239	$329

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. CRITICAL ACCOUNTING POLICIES

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revised FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

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

Changes in Financial Condition

The Company’s assets at September 30, 2005 totaled $653.7 million, which represents an increase of $13.8 million as compared with $639.9 million at December 31, 2004.

Securities available for sale at September 30, 2005, decreased $229,000 or 6.3% to $3.4 million when compared with $3.6 million at December 31, 2004. The decrease during the nine months ended September 30, 2005 resulted primarily from repayments on securities available for sale of $223,000 and a decrease in net unrealized gain of $43,000, which were sufficient to offset purchases of $37,000.

Investment securities held to maturity at September 30, 2005 totaled $9.2 million as compared with $9.3 million at December 31, 2004. Mortgage-backed securities held to maturity at September 30, 2005 decreased $25.2 million or 12.6% to $174.9 million when compared with $200.1 million at December 31, 2004. During the nine months ended September 30, 2005, purchases of mortgage-backed securities totaled $4.9 million and repayments totaled $30.1 million.

Loans receivable amounted to $432.0 million at September 30, 2005, as compared with $395.8 million at December 31, 2004, which represents an increase of $36.2 million or 9.2%. The increase during the nine months ended September 30, 2005 resulted primarily from loan originations exceeding principal repayments.

Deposits at September 30, 2005 totaled $477.0 million as compared with $489.3 million at December 31, 2004, representing a decrease of $12.3 million or 2.5%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $111.0 million at September 30, 2005 as compared with $89.0 million at December 31, 2004.

Stockholders’ equity totaled $57.8 million and $55.1 million at September 30, 2005 and December 31, 2004, respectively. The increase of $2.7 million for the nine months ended September 30, 2005 resulted primarily from the net income of $6.0 million, partially offset by cash dividends paid of $3.3 million.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Net income for the three months ended September 30, 2005 totaled $2.064 million as compared with $2.092 million for the three months ended September 30, 2004. The decrease in net income during the 2005 period resulted from an increase in total interest expense which was sufficient to offset increases in total interest income and total non-interest income and decreases in income taxes and provision for loan losses.

Interest income on loans increased by $469,000 or 7.5% to $6.8 million during the three months ended September 30, 2005, when compared with $6.3 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $34.1 million in the average balance of loan outstanding, sufficient to offset a decrease of seven basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $509,000 or 19.5% to $2.1 million during the three months ended September 30, 2005, when compared with $2.6 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $40.5 million or 18.5% in the average balance of mortgage-backed securities outstanding, along with a six basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $52,000 or 20.5% to $309,000 during the three months ended September 30, 2005, when compared to $256,000 during the same 2004 period primarily due to an increase of one hundred seventy-six basis points in the yield on the portfolio, sufficient to offset a decrease of $2.5 million or 11.8% in the average balance of such assets outstanding.

Interest expense on deposits increased $199,000 or 9.8% to $2.2 million during the three months ended September 30, 2005, when compared to $2.0 million during the same 2004 period. Such increase was primarily attributable to an increase of twenty-four basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $14.2 million or 3.1% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $96,000 or 11.3% to $944,000 during the three months ended September 30, 2005, when compared with $848,000 during the same 2004 period, primarily due to a forty-one basis point increase in the cost of advances and other borrowed money.

Net interest income decreased $284,000 or 4.5% during the three months ended September 30, 2005 when compared with the same 2004 period. Such decrease was due to an increase in total interest expense of $295,000, sufficient to offset an increase in total interest income of $12,000. The Bank’s net interest rate spread was 3.54% in 2005 and 3.72% in 2004. An increase of nine basis points in the yield of interest-earning assets was more than offset by a twenty-seven basis point increase in the cost of interest-bearing liabilities.

During the three months ended September 30, 2005 and 2004, the Bank provided $5,000 and $10,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2005 and 2004, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $1.8 million or 0.28% of total assets and $2.9 million or 0.44% of total assets, respectively. At September 30, 2005, $553,000 of non-performing loans were accruing interest

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004 (Cont’d.)

and $1.2 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended September 30, 2005 and 2004, the Bank charged off loans aggregating $3,000 and $6,000, respectively. Recoveries totaled $127,000 and $1,000, respectively. The allowance for loan losses amounted to $2.8 million at September 30, 2005, representing 0.65% of total loans and 155.6% of loans delinquent ninety days or more, and $2.5 million at September 30, 2004, representing 0.61% of total loans and 86.3% of loans delinquent ninety days or more.

Non-interest income increased $34,000 or 6.1% to $591,000 during the three months ended September 30, 2005, from $557,000 during the same 2004 period, which resulted from an increase in miscellaneous income of $25,000 and service charges of $9,000.

Non-interest expenses decreased $83,000 or 2.5% to $3.2 million during the three months ended September 30, 2005, when compared with $3.3 million during the same 2004 period. Salaries and employee benefits, equipment and miscellaneous expenses decreased $90,000, $27,000 and $41,000, respectively, which were sufficient to offset increases in net occupancy expense of premises and advertising expenses of $37,000 and $38,000, during the 2005 period when compared with the same 2004 period.

Income taxes totaled $1.3 million and $1.4 million during the three months ended September 30, 2005 and 2004, respectively. The decrease is due to the decrease in income before income tax and the commencement of operations of Pamrapo Investment Company, Inc. (the “Investment Company”) effective April 1, 2005. The Investment Company is subject to the investment company provisions of the New Jersey Corporation Business Tax Act and pays a 3.6% tax rate as compared to the 9% that the Company and the Bank are subject. During the three months ended September 30, 2005, the Investment Company’s lower tax rate lead to a reduction of income taxes as compared to the same prior year period which totaled approximately $81,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Net income increased $8,000 or 0.1% to $6.012 million for the nine months ended September 30, 2005, compared with $6.004 million for the same 2004 period. The increase in net income during the 2005 period resulted from increases in total interest income and total non-interest income and a decrease in income taxes, which were sufficient to offset increases in total interest expense, provision for loan losses and total non-interest expenses.

Interest income on loans increased by $1.2 million or 6.6% to $19.8 million during the nine months ended September 30, 2005, when compared with $18.5 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $30.0 million in the average balance of loans outstanding, sufficient to offset a decrease of seven basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $965,000 or 12.7% to $6.7 million during the nine months ended September 30, 2005, when compared with $7.6 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $29.9 million or 13.7% in the average balance of mortgage-backed securities outstanding, which was partially offset by a five basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments and other interest-earning assets increased by $149,000 or 19.7% to $908,000 during the nine months ended September 30, 2005, when compared to $759,000 during the same 2004 period primarily due to an increase of two hundred thirteen basis points in the yield on the portfolio, sufficient to offset a decrease of $5.9 million or 22.7% in the average balance of such assets outstanding.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004 (Cont’d.)

Interest expense on deposits increased $359,000 or 5.9% to $6.4 million during the nine months ended September 30, 2005, when compared to $6.1 million during the same 2004 period. Such increase was primarily attributable to an increase of sixteen basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $12.5 million or 2.7% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $186,000 or 7.6% to $2.6 million during the nine months ended September 30, 2005, when compared with $2.4 million during the same 2004 period, primarily due to a twenty-three basis point increase in the cost of advances and other borrowed money.

Net interest income decreased $135,000 or 0.7% during the nine months ended September 30, 2005 when compared with the same 2004 period. Such decrease was due to an increase in total interest expense of $545,000, sufficient to offset an increase in total interest income of $410,000. The Bank’s net interest rate spread was 3.63% in 2005 and 3.67% in 2004. An increase of fourteen basis points in the yield of interest-earning assets was more than offset by a eighteen basis point increase in the cost of interest-bearing liabilities.

During the nine months ended September 30, 2005 and 2004, the Bank provided $105,000 and $30,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2005 and 2004, the Bank charged off loans aggregating $13,000 and $88,000, respectively. Recoveries totaled $171,000 and $50,000, respectively.

Non-interest income increased $81,000 or 4.5% to $1.9 million during the nine months ended September 30, 2005, from $1.8 million during the same 2004 period, which resulted from an increase in miscellaneous income of $85,000 partially offset by a decrease in fees and service charges of $4,000.

Non-interest expenses increased by $57,000 or 0.6% and equaled $10.2 million during the nine months ended September 30, 2005. Salaries and employee benefits, net occupancy expense of premises and advertising expenses increased $148,000, $95,000 and $47,000, respectively, which was sufficient to offset decreases in equipment and miscellaneous expenses of $2,000 and $231,000 during the 2005 period when compared with the same 2004 period.

Income taxes totaled $3.8 million and $4.0 million during the nine months ended September 30, 2005 and 2004, respectively. The decrease is due to the decrease in income before income tax and the commencement of operations of the Investment Company effective April 1, 2005. The Investment Company is subject to the investment company provisions of the New Jersey Corporation Business Tax Act and pays a 3.6% tax rate as compared to the 9% that the Company and the Bank are subject. During the nine months ended September 30, 2005, the Investment Company’s lower tax rate lead to reduction of income taxes as compared to the same prior year period which totaled approximately $138,000.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 1.79% during the month of September 2005. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the nine months ended September 30, 2005 and 2004. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 2005 and 2004, amounted to $3.3 million and $3.1 million, respectively.

The primary sources of investing activities are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $432.0 million and $395.8 million at September 30, 2005 and December 31, 2004, respectively. Securities available for sale totaled $3.4 million and $3.6 million at September 30, 2005 and December 31, 2004, respectively. Mortgage-backed securities held to maturity totaled $174.9 million and $200.1 million at September 30, 2005, and December 31, 2004 respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. Advances from the FHLB amounted to $111.0 million and $89.0 million at September 30, 2005 and December 31, 2004, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2005, the Bank had outstanding commitments to originate loans of $16.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $167.7 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at September 30, 2005, as compared to the minimum regulatory capital requirements (dollars in thousands):

					To Be Well Capitalized Under Prompt Corrective Actions Provisions
			Minimum Capital Requirements
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$59,460	16.49%	$28,843	8.00%	$36,054	10.00%

Tier 1 Capital (to risk-weighted assets)	56,875	15.77%	—	—	21,633	6.00%

Core (Tier 1) Capital (to adjusted total assets)	56,875	8.67%	26,235	4.00%	32,793	5.00%

Tangible Capital (to adjusted total assets)	56,875	8.67%	9,838	1.50%	—	—

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth the Bank’s contractual obligations and commercial commitments at September 30, 2005:

		Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
FHLB-NY advances	$111,000	$49,000	$36,000	$10,000	$16,000
Other borrowings	56	39	17	—	—
Certificates of deposit	205,921	167,671	31,076	6,478	696
Lease obligations	2,693	389	688	479	1,137

	$319,670	$217,099	$67,781	$16,957	$17,833

		Commitment Expiration By Period
Off Balance Sheet Arrangements	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
To originate loans	$16,544	$16,544	$—	$—	$—
Unused lines of credit	12,627	12,627	—	—	—

	$29,171	$29,171	$—	$—	$—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2005, the most recent date the Bank’s NPV was calculated by the OTS.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points

	(Dollars in Thousands)
300	$41,790	$(58,560)	(58)	6.72%	(789)
200	61,450	(38,900)	(39)	9.55%	(506)
100	81,714	(18,636)	(19)	12.28%	(234)
Static	100,350	—	—	14.61%	—
-100	111,475	11,125	11	15.91%	130
-200	116,142	15,792	16	16.39%	178

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Termination of a Material Definitive Agreement.

Effective July 29, 2005, the Change in Control Agreement, by and between the Company and Robert A. Hughes, dated as of January 1, 1997 (the “Agreement”), terminated as a result of Mr. Hughes’ resignation as Vice President of the Company and the Bank. A brief description of the Agreement is set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 21, 2005. Effective August 1, 2005, Mr. Hughes has been providing consulting services to the Company and its subsidiaries, pursuant to a Consulting Agreement between him and the Company, which will continue unless and until either party gives thirty days notice of termination.

ITEM 6. Exhibits

(a) The following Exhibits are filed as part of this report.

1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on February 7, 2001. (1)

1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc., as filed with the State of New Jersey on May 1, 2003. (2)

3.2	By-Laws of Pamrapo Bancorp, Inc. (1)

4	Stock Certificate of Pamrapo Bancorp, Inc. (3)

10.1	Employment Agreement between the Bank and William J. Campbell. (3)(A)

10.2	Employment Agreement between the Company and William J. Campbell. (3)(A)

10.3	Special Termination Agreement (Russo). (3)(A)

10.4	Change of Control Agreement (Walter). (4)(A)

10.5	Board of Directors’ Compensation and Trust Agreement. (3)

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan. (5)(A)

11.0	Computation of earnings per share (filed herewith).

PAMRAPO BANCORP, INC.

PART II

ITEM 6. Exhibits(Cont’d.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated herein by reference to the Form 10-K Annual Report, filed on April 30, 2001.
(2)	Incorporated herein by reference to the Form 10-Q Quarterly Report, filed on November 12, 2003.
(3)	Incorporated herein by reference to the Form S-1 Registration Statement, as amended, filed on August 11, 1989, Registration No. 33-30370.
(4)	Incorporated herein by reference to the Form 10-K Annual Report, filed on March 27, 2002.
(5)	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
(A)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: November 9, 2005	By	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer