Form 10-K
period 2005-12-31
PAMRAPO BANCORP INC
filed 2006-03-16
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value, based upon the last sales price of $22.45 as quoted on The Nasdaq Stock Market for June 30, 2005, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $83,990,500.

The Registrant had 4,975,542 shares of Common Stock outstanding as of March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K may include certain forward-looking statements based on current management expectations. The actual results of Pamrapo Bancorp, Inc. (the “Company”) could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Pamrapo Savings Bank, S.L.A., the Company’s wholly-owned subsidiary, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

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

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank’s principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”) which is administered by the FDIC. At December 31, 2005, the Bank had total assets of $646.1 million, deposits of $479.5 million and stockholders’ equity of $53.1 million before elimination of intercompany accounts with the Company.

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

Lending Activities

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2005, the Bank’s total gross loans outstanding amounted to $444.0 million, of which $273.6 million consisted of loans secured by one- to four-family residential properties, $16.3 million consisted of construction and land loans, and $145.8 million consisted of loans secured by multi-family and commercial real estate. Substantially all of the Bank’s real estate loan portfolio consists of conventional mortgage loans.

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2001		2002		2003		2004		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Mortgage Loans:
Permanent:
Fixed-rate	$300,778	81.46%	$320,715	82.26%	$308,437	81.46%	$319,043	80.61%	$349,905	79.84%
Adjustable rate	2,757.75		2,137.55		1,804.48		3,039.77		2,867.65
Construction(1)	8,471	2.29	7,893	2.02	12,599	3.32	18,272	4.61	16,299	3.72

Total mortgage loans	312,006	84.50	330,745	84.83	322,840	85.26	340,354	85.99	369,071	84.21

Commercial Loans	1,263.34		658.17		407.11		659.17		5,858	1.34

Consumer Loans:
Passbook or certificate	689.19		552.14		586.16		733.19		763.17
Home improvement	576.16		336.09		229.06		133.03		57.01
Equity and second mortgages	56,958	15.42	59,234	15.19	59,758	15.78	59,015	14.91	66,494	15.17
Automobile	1,484.40		1,243.32		734.19		637.16		680.16
Personal	1,294.35		1,298.33		1,144.30		1,041.26		1,052.24

Total consumer loans	61,001	16.52	62,663	16.07	62,451	16.49	61,559	15.55	69,046	15.76

Total loans	374,270	101.36	394,066	101.07	385,698	101.86	402,572	101.71	443,975	101.31

Less:
Allowance for loan losses	2,150.58		2,550.65		2,515.66		2,495.63		2,755.63
Loans in process	2,272.62		1,882.48		5,168	1.36	5,155	1.30	4,020.92
Deferred loan fees (costs) and discounts	609.16		(231)	(.06)	(626)	(.16)	(878)	(.22)	(1,050)	(.24)

Total	5,031	1.36	4,201	1.07	7,057	1.86	6,772	1.71	5,725	1.31

Total net loans	$369,239	100.00%	$389,865	100.00%	$378,641	100.00%	$395,800	100.00%	$438,250	100.00%

Mortgage-Backed Securities:
GNMA(2)	$2,046	1.63%	$1,214.82%		$682.31%		$421.21%		$253.15%
FHLMC(3)(6)	81,581	64.98	99,981	67.38	147,341	66.98	140,821	69.99	118,507	70.63
FNMA(4)(6)	41,649	33.17	38,846	26.18	55,246	25.12	42,660	21.20	32,623	19.44
CMO(5)	—	—	7,670	5.17	15,054	6.84	16,027	7.97	15,428	9.20

Total mortgage-backed securities	125,276	99.78	147,711	99.55	218,323	99.25	199,929	99.37	166,811	99.42

Add/Less:
Premiums (discounts), net (6)	234.18		617.41		1,632.74		1,246.62		970.58
Unrealized (loss) gain on securities available for sale	46.04		58.04		25.01		16.01		8	—

Net mortgage-backed securities	$125,556	100.00%	$148,386	100.00%	$219,980	100.00%	$201,191	100.00%	$167,789	100.00%

(1)	Includes acquisition, development and land loans.
(2)	Government National Mortgage Association (“GNMA”).
(3)	Federal Home Loan Mortgage Corporation (“FHLMC”).
(4)	Federal National Mortgage Association (“FNMA”).
(5)	Collateralized Mortgage Obligations.
(6)	Includes available for sale securities having a principal balance of $3,084,000 and a net premium of $9,000 for 2001, a principal balance of $2,188,000 and a net premium of $2,000 for 2002, a principal balance of $1,537,000 for 2003, a principal balance of $1,098,000 for 2004, and a principal balance of $772,000 for 2005.

The following table sets forth the composition of the Bank’s gross loan portfolio by type of security at the dates indicated.

	As of December 31,
	2003		2004		2005
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
One-to four-family	$268,243	69.55%	$263,416	65.43%	$273,555	61.62%
Multi-family	51,048	13.23	55,630	13.82	63,501	14.30
Commercial real estate	49,808	12.91	62,183	15.45	82,267	18.53
Construction and land	13,729	3.56	18,272	4.54	16,299	3.67
Commercial	407.11		659.16		5,858	1.32
Consumer-secured and unsecured	2,463.64		2,412.60		2,495.56

Total gross loans	$385,698	100.00%	$402,572	100.00%	$443,975	100.00%

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Mortgage Loans (gross):
At beginning of period	$330,745	$322,840	$340,354

Mortgage loans originated:
One- to four-family residential	84,281	56,591	63,019
Multi-family residential	9,070	8,301	11,295
Commercial	5,891	8,557	18,635
Construction(1)	8,893	12,220	12,827

Total mortgage loans originated	108,135	85,669	105,776

Mortgage loans sold	—	515	—
Charge-offs	35	39	—
Repayments	116,005	67,601	77,059

At end of period	$322,840	$340,354	$369,071

Commercial Loans (gross):
At beginning of period	$658	$407	$659
Commercial loans originated	280	871	10,915
Repayments	531	619	5,716

At end of period	$407	$659	$5,858

Consumer Loans (gross):
At beginning of period	$62,663	$62,451	$61,559
Consumer loans originated	33,668	23,649	29,484
Charge-offs	92	68	21
Repayments	33,788	24,473	21,976

At end of period	$62,451	$61,559	$69,046

Mortgage-backed securities (gross):
At beginning of period	$147,711	$218,323	$199,929
Mortgage-backed securities purchased	160,854	34,453	9,993
Sold	—	—	3,912
Repayments	90,242	52,847	39,199

At end of period	$218,323	$199,929	$166,811

(1)	Includes acquisition, development and land loans.

LOAN MATURITY. The following table sets forth the maturity of the Bank’s gross loan portfolio at December 31, 2005. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $150.3 million, $92.7 million, and $104.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

	One- to four- family residential mortgage loans(1)	Multi-family and commercial real estate loans(1)	Construction Loans (2)	Consumer-secured and unsecured loans	Commercial Loans	Total
	(In thousands)
Amounts due:
Within 1 year	$689	$1,230	$13,092	$85	$5,541	$20,637

After 1 year:
1 to 3 years	2,228	721	1,926	645	186	5,706
3 to 5 years	2,162	2,208	33	953	61	5,417
5 to 10 years	20,084	15,035	—	607	70	35,796
10 to 20 years	85,721	122,523	—	205	—	208,449
Over 20 years	162,671	4,051	1,248	—	—	167,970

Total due after 1 year	272,866	144,538	3,207	2,410	317	423,338

Total amounts due	$273,555	$145,768	$16,299	$2,495	$5,858	443,975

Less:
Allowance for loan losses						2,755
Loans in process						4,020
Deferred loan fees (costs)						(1,050)

Total						$438,250

(1)	Includes equity, second mortgage and home improvement loans.
(2)	Includes acquisition, development and land loans.

The following table sets forth at December 31, 2005, the dollar amount of all mortgage, consumer, commercial and construction loans, due after December 31, 2006, which have fixed interest rates or adjustable interest rates:

	Due after December 31, 2006
	Fixed Rates	Floating or Adjustable Rates	Total Due After One Year
	(In thousands)
One- to four-family residential (1)	$263,684	$9,182	$272,866
Construction loans	3,207	—	3,207
Multi-family and commercial real estate (1)	140,171	4,367	144,538
Commercial loans	267	50	317
Consumer-secured and unsecured loans	1,658	752	2,410

Totals	$408,987	$14,351	$423,338

(1)	Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences, multi-family residences and commercial real estate. As of December 31, 2005, 95.9% of the gross loan portfolio were fixed-rate loans and 4.15% were ARMs, and were originated for the Bank’s portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2005, $419.3 million or 94.5% of the Bank’s total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $273.6 million were one- to four-family loans and $145.8 million were multi-family and commercial loans.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank’s portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank’s policy to enforce due-on-sale provisions. As of December 31, 2005, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 6.00% on 15-year loans and 6.25% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2005, $63.5 million or 14.3% of the Bank’s total gross loan portfolio consisted of multi-family residential loans.

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

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2005, $16.3 million or 3.7% of the Bank’s gross loan portfolio consisted of acquisition, development, construction and land loans varied in size from $33,000 to $1.3 million.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $82.3 million, or 18.5% of the Bank’s total gross loan portfolio, at December 31, 2005. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank’s commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant’s personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2005, the balance of such loans was $8.4 million, or 1.9% of the Bank’s total gross loan portfolio.

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

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2005, the Bank was servicing $409,000 of loans for others.

Loan Origination Fees and Other Fees. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.0 million in net deferred origination costs at December 31, 2005.

Non-Performing Assets

When a borrower fails to make a required payment by the fifteenth day of the month in which the payment is due, the Bank sends a late notice advising the borrower that the payment has not been received. In most cases delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank reviews the loan status more closely and, where appropriate, appraises the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank (1) may accept a repayment program for the arrearage from the borrower; (2) may seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) may request a deed in lieu of foreclosure; or (4) generally will initiate foreclosure proceedings when a loan payment is delinquent for more than three monthly installments.

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent, but on which the Bank is accruing interest, and other real estate owned held by the Bank at the dates indicated. It is generally the Bank’s policy to stop interest income accruals and to fully reverse all previously accrued interest income on consumer loans more than 120 days past due and on all other loans when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful.

	At December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
One-to four-family residential real estate loans (1):
Non-accrual loans	$1,552	$984	$511	$696	$493
Accruing loans 90 days overdue	641	633	378	81	332

Total	2,193	1,617	889	777	825

Multi-family residential and commercial real estate loans (1):
Non-accrual loans	662	468	298	1,067	647
Accruing loans 90 days overdue	362	440	236	236	463

Total	1,024	908	534	1,303	1,110

Construction loans (2):
Non-accrual loans	—	—	—	456	—
Accruing loans 90 days overdue	—	—	—	—	—

Total	—	—	—	456	—

Commercial loans:
Non-accrual loans	—	—	—	—	—
Accruing loans 90 days overdue	—	137	119	—	—

Total	—	137	119	—	—

(Table of non-accrual assets, continued)

	At December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Consumer loans:
Non-accrual loans	42	33	—	42	33
Accruing loans 90 days overdue	1	6	15	9	1

Total	43	39	15	51	34

Total non-performing loans:
Non-accrual loans	2,256	1,485	809	2,261	1,173
Accruing loans 90 days overdue	1,004	1,216	748	326	796

Total	$3,260	$2,701	$1,557	$2,587	$1,969

Total foreclosed real estate, net of related reserves	$238	$155	$—	$—	$—

Total non-performing loans and foreclosed real estate to total assets	0.65%	0.49%	0.24%	0.41%	0.30%

(1)	Includes equity and second mortgage loans.
(2)	Includes acquisition and development loans.

At December 31, 2003, 2004 and 2005, non-accrual loans for which interest has been discontinued totaled approximately $809,000, $2.3 million, and $1.2 million, respectively. During the years ended December 31, 2003, 2004 and 2005, the Bank recognized interest income of approximately $35,000, $94,000, and $32,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $79,000, $179,000, and $88,000, for the years ended December 31, 2003, 2004 and 2005, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 2003, 2004 and 2005, respectively, delinquencies in the Bank’s portfolio were as follows:

	At December 31, 2003				At December 31, 2004				At December 31, 2005
	60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Delinquent loans	18	$1,574	22	$1,557	13	$694	28	$2,587	10	$464	18	$1,969
As a percent of total gross loans		0.41%		0.40%		0.17%		0.64%		0.10%		.044%

As of December 31, 2005, the Bank had 18 loans which were 90 days or more past due totaling $2.0 million. The average balance of such loans was approximately $109,000. Management is of the opinion that the Bank will not incur any additional substantial losses on such loans, giving consideration to existing loan loss reserves. Most of the loans are of moderate size, with the largest balance being $345,000. All loans are within the Bank’s lending areas.

The Bank’s level of non-performing loans 90 days or more delinquent decreased from $2.6 million at December 31, 2004 to $2.0 million at December 31, 2005. The total of such loans in the lower risk one- to four-family residential category increased to $825,000 or 41.9% of non-performing loans 90 days or more delinquent at December 31, 2005 when compared with $777,000 or 30.0% of non-performing loans 90 days or more delinquent at December 31, 2004. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, decreased from $1.8 million at December 31, 2004 to $1.1 million at December 31, 2005.

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

Management of the Bank has classified $2.0 million of its assets as substandard and approximately $133,000 as related loss allowance based upon its review of the Bank’s loan portfolio. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank’s Asset Classification Committee carefully monitors all of the Bank’s delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2005, the allowance for loan losses totaled $2.8 million.

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

During the years ended December 31, 2003, 2004 and 2005, gross charge-offs totaled $126,000, $107,000 and $21,000, respectively.

The following table sets forth the activity of the Bank’s allowance for loan losses at the dates indicated:

	At or for the year ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Balance at beginning of period	$1,950	$2,150	$2,550	$2,515	$2,495

Provision for loan losses	459	634	84	82	110

Net charge-offs (recoveries):
Real estate mortgage loans	65	143	35	39	—
Consumer loans	183	101	91	68	21
Commercial loans	25	—	—	—	—
Recoveries	(14)	(10)	(7)	(5)	(171)

Net charge-offs (recoveries)	259	234	119	102	(150)

Balance at end of period	$2,150	$2,550	$2,515	$2,495	$2,755

Ratio of net charge offs during the period to average loans receivable during the period	.08%	.06%	.04%	.03%	—
Ratio of allowance for loan losses to total outstanding loans (gross) at the end of period	.57%	.65%	.65%	.62%	.62%
Ratio of allowance for loan losses to non-performing loans	65.95%	94.41%	161.53%	96.44%	139.93%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2001			2002			2003			2004			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$1,980	92.09%	98.73%	$2,150	84.32%	99.04%	$2,240	89.07%	99.25%	$2,270	90.98%	99.24%	$2,470	89.66%	98.12%
Consumer loans	150	6.98	0.93	300	11.76	0.79	200	7.95	0.64	150	6.01	0.60	110	3.99	0.56
Commercial loans	20	0.93	0.34	100	3.92	0.17	75	2.98	0.11	75	3.01	0.16	175	6.35	1.32

Total allowance	$2,150	100.00%	100.00%	$2,550	100.00%	100.00%	$2,515	100.00%	100.00%	$2,495	100.00%	100.00%	$2,755	100.00%	100.00%

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments were minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2005 ranging from 4% to 10%. At December 31, 2005, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $166.8 million or 25.8% of total assets. The carrying value of such securities amounted to $220.0 million, $201.2 million, and $167.8 million at December 31, 2003, 2004, and 2005, respectively, and the fair market value of such securities totaled approximately $220.6 million, $201.4 million, and $163.9 million, at December 31, 2003, 2004, and 2005, respectively.

The following table sets forth the contractual maturities of the Bank’s gross mortgage-backed securities portfolio, which includes available for sale and held to maturity mortgage-backed securities, at December 31, 2005.

	Contractual Maturities Due in Year(s) Ended December 31,
	2006- 2007	2008- 2009	2010- 2014	2015- 2024	2025 and Thereafter	Total
	(In thousands)
Mortgage-backed securities:
Held to maturity	$38	$649	$7,050	$156,728	$1,574	$166,039
Available for sale	—	—	—	631	141	772

Total	$38	$649	$7,050	$157,359	$1,715	$166,811

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

Investment Portfolio

The following table sets forth certain information regarding the Bank’s investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

	At December 31,
	2003		2004		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments:
Mutual Fund available for sale (1)(2)	$1,474	$1,464	$1,509	$1,488	$1,561	$1,520
Equity securities available for sale (1)(2)	7	356	7	505	7	521
FHLB-NY stock (1)	4,744	4,744	5,152	5,152	5,954	5,954
Subordinated Notes (3)	9,422	9,950	9,309	9,831	10,287	10,795
Trust originated preferred security (2)	500	540	500	532	500	500
Net unrealized gain on available for sale securities	379	—	510	—	473	—

Total investment securities	$16,526	$17,054	$16,987	$17,508	$18,782	$19,290

Other interest-earning assets:
Interest bearing deposits	$4,197	$4,197	$9,579	$9,579	$4,161	$4,161

Total investment portfolio	$20,723	$21,251	$26,566	$27,087	$22,943	$23,451

(1)	No stated maturity.
(2)	For further information, see Note 2 to the Company’s Financial Statements in the 2005 Annual Report to Shareholders.
(3)	For further information, see Note 3 to the Company’s Financial Statements in the 2005 Annual Report to Shareholders.

At December 31, 2005, the Bank had $6.1 million invested in subordinated notes with Columbia Financial Inc. Other than this investment, the Bank had no other investments with any one issuer that exceeded 10% of stockholders’ equity.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo’s deposits are obtained primarily from the Hudson County area. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits decreased by $15.3 million or 3.2% from $489.3 million at December 31, 2004 to $474.0 million at December 31, 2005.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank’s deposit accounts at the dates indicated:

	At December 31,
	2003			2004			2005
	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Passbook and club Accounts	$179,463	36.46%	1.35%	$171,573	35.06%	1.25%	$155,913	32.89%	1.25%
0.00% demand	30,255	6.15	0.00	37,277	7.62	0.00	37,965	8.01	0.00
NOW	41,433	8.42	1.00	38,699	7.91	1.00	40,016	8.44	1.00
Super NOW	159.03		1.00	366.07		1.00	238.05		1.00
Money market demand	38,495	7.82	1.33	38,263	7.82	1.50	33,647	7.10	1.24

Total passbook, club, NOW, and money market accounts	289,805	58.88	1.16	286,178	58.48	1.09	267,779	56.49	1.03

Certificate accounts:
91-day money market	1,713.35		1.26	1,307.27		1.41	41,931	8.85	2.77
26-week money market	21,443	4.36	1.62	21,898	4.47	1.87	88,711	18.72	3.22
12- to 30-month money market	129,345	26.28	2.25	127,064	25.97	2.41	23,770	5.01	3.15
30- to 48-month money market	16,633	3.38	3.93	20,307	4.15	3.54	20,774	4.38	3.64
IRA and KEOGH	33,222	6.75	2.68	32,596	6.66	2.40	31,038	6.55	2.89

Total certificates	202,356	41.12	2.39	203,172	41.52	2.45	206,224	43.51	3.12

Total deposits	$492,161	100.00%	1.66%	$489,350	100.00%	1.65%	$474,003	100.00%	1.94%

The following table sets forth the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Deposits net of withdrawals	$36,962	$(10,933)	$(24,082)
Interest credited	9,692	8,122	8,735

Net increase (decrease) in deposits	$46,654	$(2,811)	$(15,347)

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2005.

	At December 31,			At December 31, 2005, Maturing in
	2003	2004	2005	One Year or Less	Two Years	Three Years	Greater than Three Years
	(In thousands)
2.99% or less	$168,372	$181,566	$91,018	$88,008	$2,890	$60	$60
3.00% to 4.99%	27,494	19,204	113,300	83,888	18,257	5,222	5,933
5.00% to 5.99%	4,137	2,402	1,865	1,242	—	—	623
6.00% to 6.99%	2,353	—	41	41	—	—	—
7.00% to 7.99%	—	—	—	—	—	—	—

Total	$202,356	$203,172	$206,224	$173,179	$21,147	$5,282	$6,616

At December 31, 2005, the Bank had outstanding $79.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Amount
(In thousands)
Three months or less	$13,850
Over three through six months	16,273
Over six through twelve months	35,654
Over twelve months	13,232

Total	$79,009

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2005, outstanding advances from the FHLB-NY amounted to $106.4 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, maturing in the periods indicated:

	At December 31,
	2003		2004		2005
	(Dollars in thousands)
Maturing by December 31,	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
2004	2.80%	$17,000	—%	$—	—%	$—
2005	3.21	20,000	3.21	20,000	—	—
2006	3.35	25,000	3.31	32,000	3.49	38,400
2007	2.75	8,000	2.83	15,000	2.91	17,000
2008	4.85	7,000	4.53	12,000	4.43	22,000
2009	—	—	—	—	5.58	15,000
2010	6.19	10,000	6.19	10,000	4.93	8,000
2011	—	—	—	—	4.67	3,000
2015	—	—	—	—	4.80	3,000

	3.60%	$87,000	3.69%	$89,000	4.07%	$106,400

The Bank has a mortgage loan of $325,000 in connection with the purchase of premises. The mortgage loan carries an interest rate of 8% and is amortized over a 12 year term. The unpaid mortgage loan balance at December 31, 2005 amounted to $47,000.

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) to invest, without regulatory approval, an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2005, Pamrapo had $41,000 and $202.8 million of its assets invested in Pamrapo Service Corporation and Pamrapo Investment Company, respectively, each of which is a wholly owned subsidiary of the Bank. Currently, Pamrapo Service Corporation’s only activity is marketing products such as annuities, life insurance, mutual funds and other equity securities and providing financial planning services. Pamrapo Investment Company manages and maintains certain tangible assets of the Bank for investment purposes.

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

A large portion of the Bank’s real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2005, approximately 92% of the Bank’s gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank’s yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank’s interest rate spread.

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

	Year Ended December 31,
	2003				2004				2005
	Average Balance	Interest		Yield/ Cost	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$376,029	$26,102		6.94%	$385,628	$24,861	6.45%		$417,699	$26,616	6.37%
Mortgage-backed securities	199,551	9,570		4.80	215,855	10,091	4.67		184,341	8,667	4.70
Investments	10,523	737		7.00	11,773	845	7.18		11,886	800	6.73
Other interest-earning assets	18,506	346		1.87	13,785	187	1.36		13,295	434	3.26

Total interest-earning assets	604,609	36,755		6.08	627,041	35,984	5.74		627,221	36,517	5.82

Non-interest-earning assets	18,348				14,304				14,633

Total assets (1)	$622,957				$641,345				$641,854

Interest-bearing liabilities:
Passbook and club account	$169,415	3,118		1.84	$176,158	2,391	1.36		164,229	2,219	1.35
NOW and money market accounts	73,798	1,029		1.39	78,994	949	1.20		75,839	886	1.17
Certificates of Deposits	202,513	5,544		2.74	203,503	4,782	2.35		205,306	5,630	2.74
Advances and other borrowings	90,222	3,742		4.15	90,303	3,270	3.62		94,778	3,695	3.90

Total interest-bearing liabilities	535,948	13,433		2.51	548,958	11,392	2.08		540,152	12,430	2.30

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	29,601				32,878				38,021
Other	7,045				6,558				7,043

Total non-interest-bearing liabilities	36,646				39,436				45,064

Total liabilities	572,594				588,394				585,216

Stockholders’ equity	50,363				52,951				56,638

Total liabilities and stockholders’ equity	$622,957				$641,345				$641,854

Net interest income/interest rate spread		$23,322		3.57%		$24,592	3.66%			$24,087	3.52%

Net interest-earning assets/net yield on interest- earning assets	$68,661			3.86%	$78,083		3.92%		$87,069		3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities		1.13	x				1.14	x			1.16	x

(1)	Non-accruing loans are part of the average balances of loans outstanding.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts, which totaled $155.9 million at December 31, 2005, are withdrawn at the following rates: 25.21% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 16.88% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts, which totaled $33.6 million at December 31, 2005, are withdrawn at the following rates: 26.59% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 22.74% on the cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its NOW and Super NOW accounts, which totaled $40.3 million at December 31, 2005, are withdrawn at the following rates: 20.97% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 15.56% on the cumulative declining balance of such accounts during the periods shown.

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-earning Assets:
Loans	$20,637	$5,706	$5,417	$35,796	$208,449	$167,970	$443,975
Mortgage-backed securities (1)	5	168	2,125	5,426	156,795	2,292	166,811
Investments (1)	1,000	—	3,203	6,083	—	500	10,786
Other interest-earning assets (2)	11,683	—	—	—	—	—	11,683

Total interest-earning assets	33,325	5,874	10,745	47,305	365,244	170,762	633,255

Interest-bearing Liabilities:
NOW and Super NOW Accounts (3)	8,441	9,130	6,510	9,821	5,182	1,170	40,254
Money market accounts	8,947	9,956	5,943	6,378	2,239	184	33,647
Passbook and club accounts	39,306	36,044	24,903	33,577	18,607	3,476	155,913
Certificate accounts	173,179	26,429	6,616	—	—	—	206,224
Advances and other borrowings	38,440	39,007	23,000	6,000	—	—	106,447

Total interest-bearing liabilities	268,313	120,566	66,972	55,776	26,028	4,830	542,485

Interest sensitivity gap per period	(234,988)	(114,692)	(56,227)	(8,471)	339,216	165,932	90,770

Cumulative interest sensitivity gap	$(234,988)	$(349,680)	$(405,907)	$(414,378)	$(75,162)	$90,770

Cumulative gap as a percent of total assets	(37.11)%	(55.22)%	(64.10)%	(65.44)%	(11.87)%	14.33%

Cumulative interest-sensitive assets as a percent of interest-sensitive liabilities	12.42%	10.08%	10.96%	19.01%	86.02%	116.73%

(1)	Includes available for sale securities under 1 year or less.
(2)	Includes stocks, mutual funds and interest-earning deposits in banks, all of which have no stated maturity.
(3)	Excludes non-interest bearing accounts.

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

	Year Ended December 31,
	2004 v. 2003			2005 v. 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$664	$(1,905)	$(1,241)	$2,074	$(319)	$1,755
Mortgaged-backed securities	798	(277)	521	(1,475)	51	(1,424)
Investments	87	21	108	8	(53)	(45)
Other interest-earning assets	(88)	(71)	(159)	(6)	253	247

Total interest income	1,461	(2,232)	(771)	601	(68)	533

Interest expense:
Passbook and club accounts	123	(850)	(727)	(158)	(14)	(172)
NOW and money market accounts	72	(152)	(80)	(39)	(24)	(63)
Certificates of deposit	27	(789)	(762)	45	803	848
Advance and other borrowings	3	(475)	(472)	161	264	425

Total interest expense	225	(2,266)	(2,041)	9	1,029	1,038

Net change in net interest	$1,236	$34	$1,270	$592	$(1,097)	$(505)

REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act (“FDI Act”).

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2005, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2005:

	Actual Amount	Required Amount	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$52,854	$9,692	$43,162	8.18%	1.50%
Core (Leverage)	52,854	25,844	27,010	8.18%	4.00%
Risk-based	55,476	29,099	26,377	15.25%	8.00%

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

The Bank’s assessment rate for the year ended December 31, 2005 was 0 basis points and no premiums were paid for this period. Payments on the FICO bonds amounted to $67,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2005, the Bank’s limit on loans to one borrower was $8.0 million. At December 31, 2005, the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.7 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2005, the Bank maintained 76.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2005, the Bank was classified as a Tier 1 Bank.

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

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution “maintain sufficient liquidity to ensure its safe and sound operation.” The Bank’s average liquidity ratio for the month of December 2005 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 1.74%, and in the opinion of management meets current requirements for Bank’s safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2005 totaled $139,000.

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

Federal Deposit Insurance Reform Act

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as part of the Deficit Reduction Act of 2005, and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA merges the SAIF and the Bank Insurance Fund into a single Deposit Insurance Fund (DIF). The merger will become effective no later than July 1, 2006. All other substantive provision of deposit insurance reform will not become effective until the FDIC issues final implementing regulations, which are due no later than November 5, 2006.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past nine years. For its 2005 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

State and Local Taxation

New Jersey Taxation. The Company, the Bank and the Bank’s subsidiaries, Pamrapo Service Corporation and Pamrapo Investment Company, file separate New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 9% of taxable income. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey income tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000) and investment companies are presently taxed at a rate equal to 3.60% of taxable income.

Personnel

As of December 31, 2005, the Bank had 93 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Item 1A. Risk Factors.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely impact our growth strategy and prospects.

The Bank relies on deposits, advances from the FHLB-NY and other borrowings to fund its operations. Although we consider such sources of funds adequate for our current capital needs, we may seek additional debt or equity capital in the future to achieve our long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt refinancing arrangements may require us to pledge some of our assets and enter into covenants that would restrict our ability to incur further indebtedness. There can be no assurance that additional financing sources, if sought, would be available to us or, if available, would be on terms favorable to us. If additional financing sources are unavailable or are not available on reasonable terms, our growth strategy and future prospects could be adversely impacted.

Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance.

We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	Inflation;

•	Recession;

•	A rise in unemployment;

•	Tightening money supply; and

•	Domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce our profits.

We expect that the Bank will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans subject to negative amortization. Negative amortization involves a greater risk during a period of rising interest rates because the loan principal may increase above the amount originally advanced, which could increase the risk of default. Accordingly, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to service our debt and pay dividends.

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations and prospects.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on our historical loss experience, as well as an evaluation of the risks associated with our loans held for investment. During the year ended December 31, 2005, we experienced negligible losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot provide assurance that we will not need to increase our allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in New Jersey, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions, in particular an economic slowdown within New Jersey, could result in the following consequences, any of which could hurt our business materially:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for loans made by us, especially real estate may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

A downturn in the New Jersey real estate market could hurt our business. Our business activities and credit exposure are concentrated in New Jersey. A downturn in the New Jersey real estate market could hurt our business because the vast majority of our loans are secured by real estate located within New Jersey. If there is a significant decline in real estate values, especially in New Jersey, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Our president and chief executive officer owns a significant amount of our common stock and may make decisions that are not in the best interests of all stockholders.

As of December 31, 2005, William J. Campbell, our President and Chief Executive Officer, owned approximately 12% of our outstanding common stock. As a result, he will have the ability to significantly influence the election and removal of our board of directors, as well as the outcome of any other matters to be decided by a vote of stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change in control may be perceived by some to be in the best interests of our stockholders.

We are subject to extensive regulation, which could adversely affect us.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, which could make compliance more difficult or expensive, or otherwise adversely affect our business, financial condition or prospects.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could hurt our business.

We conduct our business operations primarily in New Jersey. Increased competition within our market area may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue our loan and deposit growth and our business, financial condition and prospects may be negatively affected.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Bank conducts its business through ten branch offices and one administrative office. Four offices have drive-up facilities. The Bank has ten automatic teller machines at its branch facilities and six other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2005. The total net book value of the Bank’s premises and equipment at December 31, 2005 was $3.9 million.

Location	Year Office Opened	Net Book Value
		(In thousands)
Executive Office
591-597 Avenue C Bayonne, New Jersey	1985	$1,523
Branch Offices
611 Avenue C Bayonne, New Jersey	1984	615
155 Broadway Bayonne, New Jersey	1973	92
175 Broadway Bayonne, New Jersey	1985	—	(1)
861 Broadway Bayonne, New Jersey	1962	100
987 Broadway Bayonne, New Jersey	1977	237
1475 Bergen Boulevard Fort Lee, New Jersey	1990	—	(1)
544 Broadway Bayonne, New Jersey	1995	21	(1)
401 Washington Street Hoboken, New Jersey	1990	113	(1)
473 Spotswood Englishtown Road Monroe, New Jersey	1998	191	(1)
181 Avenue A Bayonne, New Jersey	2004	155	(1)
211-A Washington Street Jersey City, New Jersey	*	—	(1)

Net book value of properties		3,047
Furnishings and equipment (2)		809

Total premises and equipment		$3,856

*	Expected to open in 2006.
(1)	Leased Property.
(2)	Includes off-site ATMs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the market for Registrant’s common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant’s 2005 Annual Report to Shareholders on page 45 and is incorporated herein by reference.

The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
October 1, 2005 to October 31, 2005	—	—	—	—
November 1, 2005 to November 30, 2005	10,000	$21.85	10,000	69,465
December 1, 2005 to December 31, 2005	—	—	—	—

Total	10,000	$21.85	10,000	69,465

(1)	Represents shares purchased from a former executive officer that exercised a stock option.
(2)	As of December 31, 2005.
(3)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000.

Item 6. Selected Financial Data.

The selected financial data appears under Selected Consolidated Financial Condition and Operating Data of the Corporation in the Registrant’s 2005 Annual Report to Shareholders on pages 43 and 44 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The above-captioned information appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2005 Annual Report to Shareholders on pages 9 through 14 and is incorporated herein by reference.

Critical Accounting Estimates

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk and —Net Portfolio Value in the Registrant’s 2005 Annual Report to Shareholders on pages 13 and 14 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements, and related notes thereto, of the Company and its subsidiaries, together with the report thereon by Beard Miller Company LLP appear in the Registrant’s 2005 Annual Report to Shareholders on pages 15 through 42 and are incorporated herein by reference.

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

January 27, 2006

Board of Directors and Shareholders of Pamrapo Bancorp, Inc.:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Registered Public Accounting Firm that audited the consolidated financial statements included in the Registrant’s 2005 Annual Report to Shareholders has issued an attestation on management’s assessment of the Company’s internal control over financial reporting.

/s/ William J. Campbell
William J. Campbell
Chief Executive Officer

/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pamrapo Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pamrapo Bancorp, Inc. (the “Company”) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pamrapo Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pamrapo Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity and cash flows of Pamrapo Bancorp, Inc. and subsidiaries and our report dated January 27, 2006 expressed an unqualified opinion thereon.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Pine Brook, New Jersey
January 27, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics is available free of charge by writing to the Secretary of the Company at 611 Avenue C, Bayonne, New Jersey 07002.

The information relating to directors and executive officers of the Registrant and with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006, which will be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year 2005 (“Proxy Statement”).

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	101,000	$23.24	22,380

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	101,000	$23.24	22,380

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information relating to principal accounting fees and services is incorporated herein by reference to the Registrant’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 2005 Annual Report to Shareholders.
		Page

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Statements of Financial Condition as of December 31, 2004 and 2005	16

	Consolidated Statements of Income for the Years Ended December 31, 2003, 2004 and 2005	17

	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005	18

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005	19

	Notes to Consolidated Financial Statements	21

The remaining information appearing in the 2005 Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]
3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]
3.2	Bylaws of Pamrapo Bancorp, Inc.[1]
4	Stock Certificate of Pamrapo Bancorp, Inc.[3]
10.1	Employment Agreement between Pamrapo Savings Bank, S.L.A. and William J. Campbell.[3] *
10.2	Employment Agreement between Pamrapo Bancorp, Inc. and William J. Campbell.[3] *
10.3	Special Termination Agreement (Russo). [3] *
10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter.[4]*
10.5	Directors’ Consultation and Retirement Plan (filed herewith).
10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[5]
11	Computation of earnings per share (filed herewith).
13	Portions of the 2005 Annual Report to Shareholders (filed herewith).
14	Code of Ethics.[6]
21	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries.”
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[4]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.
[5]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[6]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.
Dated: March 16, 2006

	By:	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
William J. Campbell

/s/ Kenneth D. Walter	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
Kenneth D. Walter

/s/ Daniel J. Massarelli	Chairman of the Board and Director	March 16, 2006
Daniel J. Massarelli

/s/ John A. Morecraft	Vice Chairman of the Board and Director	March 16, 2006
John A. Morecraft

/s/ Patrick D. Conaghan	Director	March 16, 2006
Patrick D. Conaghan

/s/ Dr. Jaime Portela	Director	March 16, 2006
Dr. Jaime Portela

	Director	March 16, 2006
Francis J. O’Donnell

/s/ Kenneth Poesl	Director	March 16, 2006
Kenneth Poesl

/s/ Robert Doria	Director	March 16, 2006
Robert Doria

/s/ Herman L. Brockman	Director	March 16, 2006
Herman L. Brockman