Form 10-Q
period 2006-03-31
PAMRAPO BANCORP INC
filed 2006-05-10
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value per share – 4,975,542 shares outstanding as of May 10, 2006.

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Cash and amounts due from depository institutions	$4,670,627	$4,408,982
Interest-bearing deposits in other banks	5,543,255	4,161,099

Total cash and cash equivalents	10,213,882	8,570,081
Securities available for sale	3,253,715	3,320,974
Investment securities held to maturity; estimated fair value of $10,489,300 (2006) and $10,794,500 (2005)	10,257,435	10,286,578
Mortgage-backed securities held to maturity; estimated fair value of $154,084,000 (2006) and $163,123,000 (2005)	160,530,871	167,009,237
Loans receivable	443,351,777	438,250,023
Premises and equipment	3,812,072	3,855,907
Federal Home Loan Bank stock, at cost	5,823,700	5,954,200
Interest receivable	2,925,661	2,809,337
Other assets	5,728,651	6,030,134

Total assets	$645,897,764	$646,086,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$475,596,810	$474,003,280
Advances from Federal Home Loan Bank of New York	103,500,000	106,400,000
Other borrowed money	37,192	46,872
Advance payments by borrowers for taxes and insurance	3,827,619	3,688,029
Other liabilities	3,692,538	3,332,302

Total liabilities	586,654,159	587,470,483

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding - none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares, outstanding	69,000	69,000
Paid-in capital in excess of par value	19,197,505	19,158,343
Retained earnings - substantially restricted	62,639,758	61,972,334
Accumulated other comprehensive income - Unrealized gain on securities available for sale	266,336	284,603
Treasury stock, at cost; 1,924,458 and 1,925,087 shares, outstanding	(22,928,994)	(22,868,292)

Total stockholders’ equity	59,243,605	58,615,988

Total liabilities and stockholders’ equity	$645,897,764	$646,086,471

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$6,943,039	$6,380,812
Mortgage-backed securities	1,943,779	2,329,276
Investments	280,340	252,813
Other interest-earning assets	61,335	51,922

Total interest income	9,228,493	9,014,823

Interest expense:
Deposits	2,443,199	2,068,692
FHLB advances and other borrowed money	1,081,770	818,022

Total interest expense	3,524,969	2,886,714

Net interest income	5,703,524	6,128,109
Provision for loan losses	—	60,000

Net interest income after provision for loan losses	5,703,524	6,068,109

Non-interest income:
Fees and service charges	314,820	313,601
Miscellaneous	246,221	309,714

Total non-interest income	561,041	623,315

Non-interest expenses:
Salaries and employee benefits	1,811,688	1,983,677
Net occupancy expense of premises	300,433	266,082
Equipment	341,685	321,491
Advertising	63,189	52,153
Miscellaneous	837,176	744,159

Total non-interest expenses	3,354,171	3,367,562

Income before income taxes	2,910,394	3,323,862
Income taxes	1,098,595	1,340,760

Net income	$1,811,799	$1,983,102

Net income per common shares:
Basic	$0.36	$0.40

Diluted	$0.36	$0.40

Dividends per common share	$0.23	$0.22

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,248

Diluted	4,980,944	4,989,972

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$1,811,799	$1,983,102

Other comprehensive (loss), net of income taxes:
Gross unrealized holding (loss) on securities available for sale	(30,867)	(73,346)
Deferred income taxes	12,600	29,100

Other comprehensive (loss)	(18,267)	(44,246)

Comprehensive income	$1,793,532	$1,938,856

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,811,799	$1,983,102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	139,518	138,514
Amortization of premiums and discounts, net	30,725	33,824
Accretion of deferred loan fees, net	67,316	60,860
Provision for loan losses	—	60,000
(Increase) in interest receivable	(116,324)	(165,478)
Decrease (increase) in other assets	314,083	(703,292)
Increase (decrease) in other liabilities	360,236	(60,685)
Award of treasury stock	—	15,159

Net cash provided by operating activities	2,607,353	1,362,004

Cash flow from investing activities:
Principal repayments on securities available for sale	52,322	153,587
Purchases of securities available for sale	(15,930)	(10,833)
Principal repayments on mortgage-backed securities held to maturity	6,476,784	9,881,064
Net change in loans receivable	(5,169,070)	(12,222,221)
Additions to premises and equipment	(95,683)	(104,772)
Redemption (purchase) of Federal Home Loan Bank of New York stock	130,500	—

Net cash (used in) provided by investing activities	1,378,923	(2,303,175)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,593,530	(888,035)
Proceeds from advances from Federal Home Loan Bank of New York	4,000,000	—
Net (decrease) in Federal Home Loan Bank overnight borrowing	(6,900,000)	—
Net (decrease) in other borrowed money	(9,680)	(8,939)
Net increase in payments by borrowers for taxes and insurance	139,590	9,030
Cash dividends paid	(1,144,375)	(1,094,619)
Purchase of treasury stock	(132,000)	(14,082)
Sale of treasury stock	110,460	10,475

Net cash (used in) financing activities	(2,342,475)	(1,986,170)

Net increase (decrease) in cash and cash equivalents	1,643,801	(2,927,341)
Cash and cash equivalents - beginning	8,570,081	14,598,711

Cash and cash equivalents - ending	$10,213,882	$11,671,370

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,521,586	$2,893,172

Income taxes	$—	$900,000

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

4. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Service cost	$64	$60	$—	$—
Interest cost	108	106	33	40
Expected return on plan assets	(137)	(131)	—	—
Amortization of unrecognized net loss	54	41	—	7
Unrecognized past service liability	4	4	23	24

Net periodic benefit expense	$93	$80	$56	$71

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK BASED COMPENSATION PLAN

Stock options are granted under a stockholder approved stock option plan. Options are vested immediately or over a nominal vesting period and may be exercised up to ten years from the date of the grant or within one year after retirement. All options are exercisable in the event the optionee terminated his or her employment, or due to death or disability.

The Company adopted SFAS No. 123R using the modified-prospective transition method, beginning January 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the date of adoption date and instituted a procedure to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite periods. Since all outstanding options were fully vested by December 31, 2005, no expenses were recorded for stock-based compensation during the three months ended March 31, 2006.

SFAS No. 123R also requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as financing cash flow rather than operating cash flow, as previously required. No such tax benefit was recognized during the three months ended March 31, 2006.

A summary of the Company’s stock option activity and the related information for its option plan for the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	101,000	$23.24
Granted	—	—
Exercised	(6,000)	18.41
Forfeited or cancelled	—	—

Outstanding at March 31, 2006	95,000	$23.54	7.6 Years	$120,000

Exercisable at March 31, 2006	95,000	$23.54	7.6 years	$120,000

There were no stock options granted during the three months ended March 31, 2006 and 2005. The Company had no unvested options outstanding as of March 31, 2006 and ruing the three months then ended.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RECENT ACCOUNTING PRONOUNCEMENTS

FAS 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

FAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Changes in Financial Condition

The Company’s assets at March 31, 2006 totaled $645.9 million, which represents an decrease of $200,000 as compared with $646.1 million at December 31, 2005.

Securities available for sale at March 31, 2006, decreased $67,000 or 2.0% to $3.25 million when compared with $3.32 million at December 31, 2005. The decrease during the three months ended March 31, 2006, resulted primarily from repayments on securities available for sale of $52,000, and a decrease in net unrealized gain of $31,000, which were sufficient to offset purchases of $16,000.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment securities held to maturity at March 31, 2006, remained unchanged at $10.3 million when compared with December 31, 2005. Mortgage-backed securities held to maturity at March 31, 2006 decreased $6.5 million or 3.9% to $160.5 million when compared with $167.0 million at December 31, 2005. During the three months ended March 31, 2006, repayments of mortgage-backed securities held to maturity amounted to $6.5 million.

Net loans amounted to $443.4 million at March 31, 2006, as compared to $438.3 million at December 31, 2005, which represents an increase of $5.1 million or 1.2%. The increase during the three months ended March 31, 2006 resulted primarily from loan originations exceeding principal repayments.

Deposits at March 31, 2006 totaled $475.6 million as compared with $474.0 million at December 31, 2005, representing an increase of $1.6 million.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $103.5 million at March 31, 2006 and $106.4 million at December 31, 2005.

Stockholders’ equity totaled $59.2 million and $58.6 million at March 31, 2006, and December 31, 2005, respectively. The increase of $628,000 for the three months ended March 31, 2006 resulted primarily from net income of $1.8 million, partially offset by cash dividends paid of $1.1 million.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net income decreased $171,000 or 8.6% to $1.81 million for the three months ended March 31, 2006, compared with $1.98 million for the same 2005 period. The decrease in net income during the 2006 period resulted from an increase in total interest expense and a decrease in non-interest income, partially offset by an increase in total interest income and decreases in the provision for loan losses, non-interest expenses and income taxes.

Interest income on loans increased by $562,000 or 8.81% to $6.9 million during the three months ended March 31, 2006, when compared with $6.4 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $34.2 million or 8.50% in the average balance of loans outstanding along with an increase of two basis points in the yield earned on loans. Interest income on mortgage-backed securities decreased $385,000 or 16.53% to $1.9 million during the three months ended March 31, 2006, when compared with $2.3 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $31.8 million or 16.19% in the average balance of mortgage-backed securities outstanding along with a two basis point decrease in the yield earned on the mortgage-backed securities. Interest income earned on investments increased $28,000 or 11.07% to $280,000 during the three months ended March 31, 2006 when compared to $253,000 during the same 2005 period. The increase during the 2006 period resulted from an increase of $987,000 or 8.33% in the average balance of investments outstanding along with an increase of eighteen basis points in the yield earned thereon. Interest income earned on other interest-earning assets increased by $9,000 or 19.23% to $61,000 during the three months ended March 31, 2006, when compared to $52,000 during the same 2005 period primarily due to an increase of forty-four basis points in the yield on the portfolio, sufficient to offset a decrease of $1.4 million or 9.40% in the average balance of such assets outstanding.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 (Cont’d.)

Interest expense on deposits increased $374,000 or 18.08% to $2.4 million during the three months ended March 31, 2006, when compared to $2.1 million during the same 2005 period. Such increase was primarily attributable to an increase of forty-one basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $16.9 million or 3.75% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $264,000 or 32.27% to $1.1 million during the three months ended March 31, 2006, when compared with $818,000 during the same 2005 period, primarily due to a forty-two basis point increase in the cost of advances and other borrowed money, as well as an increase of $16.7 million or 1.87% in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $424,000 or 6.92% during the three months ended March 31, 2006 when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $638,000, sufficient to offset an increase in total interest income of $214,000. The Bank’s net interest rate spread was 3.27% in 2006 compared with 3.62% in 2005. An increase of forty-seven basis points in the cost of interest-bearing liabilities was partially offset by a twelve basis point increase in the yield of interest-earning assets.

During the three months ended March 31, 2006 and 2005, the Bank provided $0 and $60,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2006 and 2005, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $1.2 million or 0.19% of total assets and $3.2 million or 0.50% of total assets, respectively. At March 31, 2006, $364,000 of non-performing loans were accruing interest and $855,000 were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2006 and 2005, the Bank charged off loans aggregating $87,000 and $7,000, respectively. The allowance for loan losses amounted to $2.7 million at March 31, 2006, representing 0.60% of total loans and 219.61% of loans delinquent ninety days or more, and $2.6 million at March 31, 2005, representing 0.64% of total loans and 81.25% of loans delinquent ninety days or more.

Non-interest income decreased $62,000 or 9.95% to $561,000 during the three months ended March 31, 2006, from $623,000 during the same 2005 period, which resulted from a decrease in miscellaneous income of $63,000 partially offset by an increase in fees and service charges of $1,000.

Non-interest expenses decreased slightly by $14,000 to $3.354 million during the three months ended March 31, 2006, when compared with $3.368 million during the same 2005 period. Salaries and employee benefits decreased $172,000, which was sufficient to offset increases in net occupancy, equipment, advertising and miscellaneous expenses of $34,000, $11,000, $20,000, and $93,000, respectively, during the 2006 period when compared with the same 2005 period. The decrease in salaries and employee benefits during the three months ended March 31, 2006 resulted from the retirement of certain officers and employees that have not yet been replaced.

Income taxes totaled $1.10 million and $1.34 million during the three months ended March 31, 2006 and 2005, respectively. The decrease during the 2006 period resulted from a decrease in pre-tax income of $414,000.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 1.67% during the month of March 2006. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2006 and 2005. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2006 and 2004, amounted to $1.14 million and $1.10 million, respectively.

The primary sources of investing activities are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $443.4 million and $438.3 million at March 31, 2006 and December 31, 2005, respectively. Securities available for sale totaled $3.25 million and $3.32 million at March 31, 2006 and December 31, 2005, respectively. Mortgage-backed securities held to maturity totaled $160.5 million and $167.0 million at March 31, 2006, and December 31, 2005, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2006, advances from the FHLB amounted to $103.5 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2006, the Bank had outstanding commitments to originate loans of $19.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $187.5 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at March 31, 2006, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$57,376	15.50%	$29,612	8.00%	$37,016	10.00%
Tier 1 Capital (to risk-weighted assets)	54,716	14.78%	—	—	22,209	6.00%
Core (Tier 1) Capital (to adjusted total assets)	54,716	8.45%	25,889	4.00%	32,361	5.00%
Tangible Capital (to adjusted total assets)	54,716	8.45%	9,708	1.50%	—	—

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2006:

		Payment Due by Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$103,500	$36,500	$34,000	$27,000	$6,000
Other borrowings	37	37	—	—	—
Certificates of deposits	218,145	187,529	24,409	5,580	627
Lease obligations	2,753	384	621	494	1,254

Total	$324,435	$224,450	$59,030	$33,074	$7,881

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Off-Balance Sheet Arrangements (Cont’d.)

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at March 31, 2006.

		Commitment Expiration by Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$19,194	$19,194	$—	$—	$—
Unused lines of credit	13,420	13,420	—	—	—

Total	$32,614	$32,614	$—	$—	$—

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Bank’s current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank’s overall profitability and asset mix within given quality and maturity considerations established and maintained by the Bank’s Investment and Interest Rate Risk Committees. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of December 31, 2005, the most recent date the Bank’s NPV was calculated by the OTS.

				NPV as
Change in Interest Rates In Basis Points (Rate Shock)				Perent of Portfolio
	NPV			Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$27,856	$(57,536)	(67)%	4.55%	(807)
+200	46,538	(38,854)	(46)%	7.36%	(527)
+100	66,206	(19,187)	(22)%	10.11%	(251)
0	85,392	—	—%	12.62%	—
-100	100,192	14,800	17%	14.43%	181
-200	107,396	22,003	26%	15.23%	261

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk (Cont’d.)

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

ITEM 4. Controls and Procedures

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)(3)
January 1, 2006 to January 31, 2006	6,000	$22.00	6,000	63,465
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	—	—	—	—

Total	6,000	$22.00	6,000	63,465

(1)	Represents shares purchased from a former employee that exercised a stock option.
(2)	As of March 31, 2006.
(3)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]
3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]
3.2	Bylaws of Pamrapo Bancorp, Inc.[1]
4	Stock Certificate of Pamrapo Bancorp, Inc.[3]
10.1	Employment Agreement between Pamrapo Savings Bank, S.L.A. and William J. Campbell.[3]*
10.2	Employment Agreement between Pamrapo Bancorp, Inc. and William J. Campbell.[3]*
10.3	Special Termination Agreement (Russo). [3]*
10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. [4]*
10.5	Outside Director Consultation and Retirement Plan. [5]
10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[6]
11	Computation of earnings per share (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[4]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.
[5]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[6]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 10, 2006	By	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President and Chief Financial Officer