Form 10-Q
period 2006-06-30
PAMRAPO BANCORP INC
filed 2006-08-09
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common stock, $.01 par value per share - 4,975,542 shares outstanding as of August 9, 2006

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Cash and amounts due from depository institutions	$3,656,287	$4,408,982
Interest-bearing deposits in other banks	6,221,438	4,161,099

Total cash and cash equivalents	9,877,725	8,570,081

Securities available for sale	1,661,363	3,320,974
Investment securities held to maturity; estimated fair value of $10,343,600 (2006) and $10,794,500 (2005)	10,227,861	10,286,578
Mortgage-backed securities held to maturity; estimated fair value of $145,239,000 (2006) and $163,123,000 (2005)	153,603,174	167,009,237
Loans receivable	450,043,665	438,250,023
Premises and equipment	3,824,379	3,855,907
Federal Home Loan Bank stock, at cost	5,631,100	5,954,200
Interest receivable	2,835,002	2,809,337
Other assets	6,324,371	6,030,134

Total assets	$644,028,640	$646,086,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$477,479,618	$474,003,280
Advances from Federal Home Loan Bank of New York	99,000,000	106,400,000
Other borrowed money	27,316	46,872
Advance payments by borrowers for taxes & insurance	3,880,178	3,688,029
Other liabilities	4,021,227	3,332,302

Total liabilities	584,408,339	587,470,483

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding	69,000	69,000
Paid-in capital in excess of par value	19,197,505	19,158,343
Retained earnings-substantially restricted	63,015,039	61,972,334
Accumulated other comprehensive income - unrealized gain on securities available for sale	267,751	284,603
Treasury stock, at cost; 1,924,458 shares outstanding	(22,928,994)	(22,868,292)

Total stockholders’ equity	59,620,301	58,615,988

Total liabilities and stockholders’ equity	$644,028,640	$646,086,471

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$7,205,321	$6,624,401	$14,148,360	$13,005,213
Mortgage-backed securities	1,844,286	2,221,396	3,788,065	4,550,672
Investments	285,500	256,550	565,840	509,363
Other interest-earning assets	77,804	37,913	139,139	89,835

Total interest income	9,412,911	9,140,260	18,641,404	18,155,083

Interest expense:
Deposits	2,749,602	2,120,090	5,192,801	4,188,782
Advances and other borrowed money	1,147,995	852,178	2,229,765	1,670,200

Total interest expense	3,897,597	2,972,268	7,422,566	5,858,982

Net interest income	5,515,314	6,167,992	11,218,838	12,296,101
Provision for loan losses	—	40,000	—	100,000

Net interest income after provision for loan losses	5,515,314	6,127,992	11,218,838	12,196,101

Non-interest income:
Fees and service charges	302,019	326,505	616,839	640,106
Miscellaneous	281,868	362,638	528,089	672,352

Total non-interest income	583,887	689,143	1,144,928	1,312,458

Non-interest expenses:
Salaries and employee benefits	2,086,890	2,107,090	3,898,578	4,090,767
Net occupancy expense of premises	307,772	286,082	608,205	552,164
Equipment	298,662	322,400	640,347	643,891
Advertising	59,140	52,474	122,329	104,627
Professional fees	183,720	169,637	334,526	244,263
Miscellaneous	747,353	692,028	1,433,723	1,361,561

Total non-interest expenses	3,683,537	3,629,711	7,037,708	6,997,273

Income before income taxes	2,415,664	3,187,424	5,326,058	6,511,286
Income taxes	896,009	1,221,775	1,994,604	2,562,535

Net income	$1,519,655	$1,965,649	$3,331,454	$3,948,751

Net income per common share:
Basic	$0.31	$0.40	$0.67	$0.79

Diluted	$0.31	$0.39	$0.67	$0.79

Dividends per common share	$0.23	$0.22	$0.46	$0.44

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542	4,975,542	4,975,396

Diluted	4,979,193	4,987,476	4,980,081	4,988,274

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,519,655	$1,965,649	$3,331,454	$3,948,751

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	2,415	19,417	(28,452)	(53,929)
Deferred income taxes	(1,000)	(11,800)	11,600	17,300

Other comprehensive income (loss)	1,415	7,617	(16,852)	(36,629)

Comprehensive income	$1,521,070	$1,973,266	$3,314,602	$3,912,122

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net income	$3,331,454	$3,948,751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	276,965	277,453
Amortization of premiums and discounts, net	77,394	71,270
Amortization of deferred fees, net	53,266	117,823
Provision for loan losses	—	100,000
(Increase) decrease in interest receivable	(25,665)	1,139
(Increase) in other assets	(282,637)	(784,125)
Increase in other liabilities	688,925	751,749
Award of treasury stock	—	15,159

Net cash provided by operating activities	4,119,702	4,499,219

Cash flow from investing activities:
Principal repayments on securities available for sale	69,880	189,064
Purchases of securities available for sale	(27,483)	(23,276)
Proceeds from sale of securities available for sale	1,588,761	—
Principal repayments on mortgage-backed securities held to maturity	13,387,387	19,442,498
Net change in loans receivable	(11,846,908)	(25,486,013)
Additions to premises and equipment	(245,437)	(148,486)
Redemption of Federal Home Loan Bank of New York Stock	323,100	177,400

Net cash provided by (used in) investing activities	3,249,300	(5,848,813)

Cash flow from financing activities:
Net Increase (decrease) in deposits	3,476,338	(7,419,147)
Net Proceeds from advances from Federal Home Loan Bank of New York	1,000,000	4,000,000
Net (decrease) in Federal Home Loan Bank overnight borrowing	(8,400,000)	—
Net (decrease) in other borrowed money	(19,556)	(18,058)
Net increase (decrease) in payments by borrowers for taxes and insurance	192,149	(35,544)
Cash dividends paid	(2,288,749)	(2,189,238)
Purchase of treasury stock	(132,000)	(154,362)
Sale of treasury stock	110,460	120,935

Net cash (used in) financing activities	(6,061,358)	(5,695,414)

Net increase (decrease) in cash and cash equivalents	1,307,644	(7,045,008)
Cash and cash equivalents - beginning	8,570,081	14,598,711

Cash and cash equivalents - ending	$9,877,725	$7,553,703

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$7,380,586	$5,871,399

Income taxes	$1,759,899	$2,509,083

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

4. RETIREMENT PLANS- COMPONENTS OF NET PERIODIC PENSION COST

	Pension Plan		Supplemental Executive Retirement Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Service cost	$129	$119	$—	$—
Interest cost	216	212	65	79
Expected return on plan assets	(275)	(262)	—	—
Amortization of unrecognized net loss	107	82	—	14
Unrecognized past service liability	9	9	46	48

Net periodic benefit expense	$186	$160	$111	$141

5. STOCK BASED COMPENSATION PLAN

Stock options are granted under a stockholder approved stock option plan. Options are vested immediately or over a nominal vesting period and may be exercised up to ten years from the date of the grant or within one year after retirement. All options are exercisable in the event the optionee terminated his or her employment, or due to death or disability.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified-prospective transition method, beginning January 1, 2006, and therefore, is required to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the date of adoption and instituted a procedure to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite vesting periods. Since all outstanding options were fully vested by December 31, 2005, no expenses were recorded for stock-based compensation during the six months ended June 30, 2006.

SFAS No. 123R also requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as financing cash flow rather than operating cash flow, as previously required. No such tax benefit was recognized during the six months ended June 30, 2006.

A summary of the Company’s stock option activity and the related information for its option plan for the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	101,000	$23.24
Granted	—	—
Exercised	(6,000)	18.41
Forfeited or cancelled	(3,000)	29.25

Outstanding at June 30, 2006	92,000	$23.36	7.6 years	$72,000

Exercisable at June 30, 2006	92,000	$23.36	7.6 years	$72,000

There were no stock options granted during the six months ended June, 2006 and 2005. The Company has no unvested options outstanding as of June 30, 2006 and during the six months then ended.

6. RECENT ACCOUNTING PRONOUNCEMENTS

FAS 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

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

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

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

Changes in Financial Condition

The Company’s assets at June 30, 2006 totaled $644.0 million, which represents a decrease of $2.1 million as compared with $646.1 million at December 31, 2005.

Securities available for sale at June 30, 2006 decreased $1.6 million or 48.48% to $1.7 million when compared with $3.3 million at December 31, 2005. The decrease during the six months ended June 30, 2006 resulted primarily from sales of securities available for sale with carrying values of $1.6 million. Gains of $43,850 and losses of $43,825 were realized and are reflected in miscellaneous non-interest income.

Investment securities held to maturity at June 30, 2006 totaled $10.2 million as compared with $10.3 million at December 31, 2005. Mortgage-backed securities held to maturity at June 30, 2006 decreased $13.4 million or 8.02% to $153.6 million when compared with $167.0 million at December 31, 2005. During the six months ended June 30, 2006, there were no purchases of mortgage-backed securities and repayments totaled $13.4 million.

Loans receivable amounted to $450.0 million at June 30, 2006, as compared with $438.3 million at December 31, 2005, which represents an increase of $11.7 million or 2.67%. The increase during the six months ended June 30, 2006 resulted primarily from loan originations exceeding principal repayments.

Deposits at June 30, 2006 totaled $477.5 million as compared with $474.0 million at December 31, 2005 representing an increase of $3.5 million or 0.74%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $99.0 million at June 30, 2006 as compared with $106.4 million at December 31, 2005.

Stockholders’ equity totaled $59.6 million and $58.6 million at June 30, 2006, and December 31, 2005, respectively. The increase of $1.0 million for the six months ended June 30, 2006 resulted primarily from the net income of $3.3 million, partially offset by cash dividends paid of $2.3 million.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Net income for the three months ended June 30, 2006 totaled $1.5 million as compared with $2.0 million for the three months ended June 30, 2005. The decrease in net income during the 2006 period resulted from increases in total interest expense and total non-interest expenses, a decrease in total non-interest income, which more than offset increases in total interest income, and decreases in the provision for loan losses and income taxes.

Interest income on loans increased by $581,000 or 8.77% to $7.2 million during the three months ended June 30, 2006, when compared with $6.6 million for the same 2005 period. The increase during the

2006 period resulted from an increase of $31.7 million or 7.63% in the average balance of loans outstanding, along with an increase of seven basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $377,000 or 16.97% to $1.8 million during the three months ended June 30, 2006, when compared with $2.2 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $29.3 million or 15.69% in the average balance of mortgage-backed securities outstanding, along with an eight basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased by $29,000 or 11.28% to $286,000 during the three months ended June 30, 2006, when compared to $257,000 during the same 2005 period primarily due to an increase of fifteen basis points in the yield on the portfolio, along with an increase of $1.5 million or 8.93% in the average balance of such assets outstanding. Interest income earned on other interest-earning assets increased by $40,000 or 105.26% to $78,000 during the three months ended June 30, 2006, when compared to $38,000 during the same 2005 period primarily due to an increase of one-hundred forty-seven basis points in the yield on the portfolio along with an increase of $1.6 million or 23.19% in the average balance of such assets outstanding.

Interest expense on deposits increased $630,000 or 29.72% to $2.8 million during the three months ended June 30, 2006, when compared to $2.1 million during the same 2005 period. Such increase was primarily attributable to an increase of sixty-two basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $9.6 million or 2.15% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $296,000 or 34.74% to $1.2 million during the three months ended June 30, 2006, when compared with $852,000 during the same 2005 period, primarily due to a seventy-one basis point increase in the cost of advances and other borrowed money, as well as an increase of $12.0 million or 13.04% in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $653,000 or 10.59% during the three months ended June 30, 2006 when compared with the same 2005 period. Such increase was due to an increase in total interest expense of $926,000, sufficient to offset an increase in total interest income of $273,000. The Bank’s net interest rate spread was 3.08% in 2006 and 3.63% in 2005. An increase of twelve basis points in the yield on interest-earning assets was more than offset by a sixty-seven basis point increase in the cost of interest-bearing liabilities.

During the three months ended June 30, 2006 and 2005, the Bank provided $0 and $40,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2006 and 2005, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $1.0 million or 0.16% of total assets and $1.5 million or 0.24% of total assets, respectively. At June 30, 2006, $177,000 of non-performing loans were accruing interest and $858,000 million were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended June 30, 2006 and 2005, the Bank charged off loans aggregating $0 and $3,000, respectively. The allowance for loan losses amounted to $2.7 million at June 30, 2006, representing 0.60% of total loans and 258.55% of loans delinquent ninety days or more, and $2.6 million at June 30, 2005, representing 0.62% of total loans and 171.45% of loans delinquent ninety days or more.

Non-interest income decreased $105,000 or 15.24% to $584,000 during the three months ended June 30, 2006, from $689,000 during the same 2005 period, which resulted from a decrease in miscellaneous income of $81,000 and a decrease in fees and service charges of $24,000.

Non-interest expenses increased $54,000 or 1.49% to $3.684 million during the three months ended June 30, 2006, when compared with $3.630 million during the same 2005 period. Net occupancy, advertising, professional fees and miscellaneous expenses increased $22,000, $6,000, $14,000 and $55,000, respectively, which was sufficient to offset a decrease in salaries and employee benefits and equipment expense of $20,000 and $23,000, respectively, during the 2006 period when compared with the same 2005 period.

Income taxes totaled $896,000 and $1.2 million during the three months ended June 30, 2006 and 2005, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

Net income decreased $617,000 or 15.62% to $3.3 million for the six months ended June 30, 2006 compared with $3.9 million for the same 2005 period. The decrease in net income during the 2006 period resulted from increases in total interest expense and total non-interest expenses and a decrease in total non-interest income, which more than offset increases in total interest income and decreases in the provision for loan losses and income taxes.

Interest income on loans increased by $1.1 million or 8.79% to $14.1 million during the six months ended June 30, 2006, when compared with $13.0 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $33.0 million or 8.07% in the average balance of loans outstanding, along with an increase of four basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $763,000 or 16.77% to $3.8 million during the six months ended June 30, 2006, when compared with $4.6 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $30.6 million or 15.97% in the average balance of mortgage-backed securities outstanding, along with a five basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased by $57,000 or 11.20% to $566,000 during the six months ended June 30, 2006, when compared to $509,000 during the same 2005 period primarily due to an increase of nine basis points in the yield on the portfolio, along with an increase of $1.6 million or 9.47% in the average balance of such assets outstanding. Interest income earned on other interest-earning assets increased by $49,000 or 54.44% to $139,000 during the six months ended June 30, 2006 when compared to $90,000 during the same 2005 period primarily due to an increase of one-hundred twenty-nine basis points in the yield on the portfolio, sufficient to offset a decrease of $274,000 or 3.30% in the average balance of such assets outstanding.

Interest expense on deposits increased $1.0 million or 23.97% to $5.2 million during the six months ended June 30, 2006, when compared to $4.2 million during the same 2005 period. Such increase was primarily attributable to an increase of fifty-two basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $13.3 million or 2.96% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $560,000 or 33.53% to $2.2 million during the six months ended June 30, 2006, when compared with $1.7 million during the same 2005 period, primarily due to a fifty-seven basis point increase in the cost of advances and other borrowed money, as well as an increase of $14.3 million or 15.77% in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $1.1 million or 8.76% during the six months ended June 30, 2006 when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $1.6 million, which was sufficient to offset an increase in total interest income of $486,000. The Bank’s net interest rate spread was 3.17% in 2006 and 3.63% in 2005. An increase of twelve basis points in the yield on interest-earning assets was more than offset by a fifty-eight basis point increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 2006 and 2005, the Bank provided $0 and $100,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2006 and 2005, the Bank charged off loans aggregating $87,000 and $10,000, respectively.

Non-interest income decreased $167,000 or 12.72% to $1.1 million during the six months ended June 30, 2006, from $1.3 million during the same 2005 period, which resulted from a decrease in miscellaneous income of $144,000 and a decrease in fees and service charges of $23,000.

Non-interest expenses increased by $40,000 or 0.57% to $7.038 million during the six months ended June 30, 2006, when compared with $6.997 million during the same 2005 period. Net occupancy, advertising, professional fees and miscellaneous expenses increased $56,000, $18,000, $90,000 and $72,000, respectively, which was sufficient to offset decreases in salaries and employee benefits and equipment expenses of $192,000 and $4,000, respectively, during the 2006 period when compared with the same 2005 period.

Income taxes totaled $2.0 million and $2.6 million during the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 1.72% during the month of June 2006. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the six months ended June 30, 2006 and 2005. The primary source of cash was net income. Cash dividends paid during the six months ended June 30, 2006 and 2005, amounted to $2.3 million and $2.2 million, respectively.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $450.0 million and $438.3 million at June 30, 2006 and December 31, 2005, respectively. Securities available for sale totaled $1.7 million and $3.3 million at June 30, 2006 and December 31, 2005, respectively. Mortgage-backed securities held to maturity totaled $153.6 million and $167.0 million at June 30, 2006 and December 31, 2005, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2006, advances from the FHLB amounted to $99.0 million. An unused overnight line of credit of $64.1 million is available for additional borrowing.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2006, the Bank had outstanding commitments to originate loans of $17.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $194.2 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at June 30, 2006, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$58,978	16.07%	$29,368	8.00%	$36,711	10.00%
Tier 1 Capital (to risk-weighted assets)	56,321	15.34%	—	—	22,026	6.00%
Core (Tier 1) Capital (to adjusted total assets)	56,321	8.71%	25,858	4.00%	32,322	5.00%
Tangible Capital (to adjusted total assets)	56,321	8.71%	9,697	1.50%	—	—

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2006:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
			(In Thousands)
FHLB-NY advances	$99,000	$27,000	$34,000	$32,000	$6,000
Other borrowings	27	27	—	—	—
Certificates of deposit	222,081	194,185	22,633	4,716	547
Lease obligations	2,600	419	621	498	1,062

Total	$323,708	$221,631	$57,254	$37,214	$7,609

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at June 30, 2006.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
			(In Thousands)
To originate loans	$17,698	$17,698	$—	$—	$—
Unused lines of credit	9,303	9,303	—	—	—

Total	$27,001	$27,001	$—	$—	$—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2006, the most recent date the Bank’s NPV was calculated by the OTS.

	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$26,468	$(58,074)	(69)%	4.34%	(820)
+200	45,113	(39,430)	(47)%	7.16%	(538)
+100	64,791	(19,752)	(23)%	9.94%	(260)
0	84,542	—	—%	12.54%	—
- 100	101,213	16,671	20%	14.59%	205
- 200	111,177	26,634	32%	15.73%	318

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

PART II—OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 26, 2006. The following matters were submitted to the stockholders:

1.	Election of six directors.

The following directors were elected at the meeting, each to serve until the Annual Meeting for the year indicated next to his name or until his successor is elected and qualified.

	Number of Votes
	For	Withheld
William J. Campbell – 2009	4,502,623	328,169
John A. Morecraft – 2009	4,512,030	318,762
Patrick D. Conaghan – 2009	4,597,839	232,953
Herman L. Brockman – 2008	4,588,489	242,303
Kenneth R. Poesl – 2007	4,600,289	230,503
Robert G. Doria – 2007	4,597,679	242,303

		Number of Votes
		For	Against	Abstain
2.	The ratification of Beard Miller Company LLP as independent auditors of the Company for the fiscal year ending December 31, 2006.	4,537,146	246,741	46,905

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Bylaws of Pamrapo Bancorp, Inc.[1]

4	Stock Certificate of Pamrapo Bancorp, Inc.[3]

10.1	Employment Agreement between Pamrapo Savings Bank, S.L.A. and William J. Campbell.3*

10.2	Employment Agreement between Pamrapo Bancorp, Inc. and William J. Campbell.3*

10.3	Special Termination Agreement (Russo). 3*

10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. 4*

10.5	Outside Director Consultation and Retirement Plan. [5]

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[6]

11	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[4]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.
[5]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[6]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: August 9, 2006	By	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer