Form 10-Q
period 2006-09-30
PAMRAPO BANCORP INC
filed 2006-11-07
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, $.01 par value per share 4,975,542 shares outstanding as November 6, 2006

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and amounts due from depository institutions	$3,048,494	$4,408,982
Interest-bearing deposits in other banks	5,152,096	4,161,099

Total cash and cash equivalents	8,200,590	8,570,081

Securities available for sale	1,176,784	3,320,974
Investment securities held to maturity; estimated fair value of $9,583,500 (2006) and $10,794,500 (2005)	9,197,952	10,286,578
Mortgage-backed securities held to maturity; estimated fair value of $142,210,000 (2006) and $163,123,000 (2005)	146,912,955	167,009,237
Loans receivable	458,445,434	438,250,023
Premises and equipment	3,840,317	3,855,907
Federal Home Loan Bank stock, at cost	6,054,100	5,954,200
Interest receivable	3,061,129	2,809,337
Other assets	6,411,354	6,030,134

Total assets	$643,300,615	$646,086,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$466,512,529	$474,003,280
Advances from Federal Home Loan Bank of New York	108,400,000	106,400,000
Other borrowed money	17,241	46,872
Advance payments by borrowers for taxes & insurance	3,691,224	3,688,029
Other liabilities	4,682,251	3,332,302

Total liabilities	583,303,245	587,470,483

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding	69,000	69,000
Paid-in capital in excess of par value	19,197,505	19,158,343
Retained earnings-substantially restricted	63,662,730	61,972,334
Accumulated other comprehensive income -unrealized (losses) gain on securities available for sale	(2,871)	284,603
Treasury stock, at cost; 1,924,458 shares outstanding	(22,928,994)	(22,868,292)

Total stockholders’ equity	59,997,370	58,615,988

Total liabilities and stockholders’ equity	$643,300,615	$646,086,471

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$7,410,737	$6,755,192	$21,559,097	$19,760,405
Mortgage-backed securities	1,759,724	2,108,870	5,547,789	6,659,542
Investments	268,121	251,179	833,961	760,542
Other interest-earning assets	66,846	57,393	205,985	147,228

Total interest income	9,505,428	9,172,634	28,146,832	27,327,717

Interest expense:
Deposits	2,975,510	2,228,692	8,168,311	6,417,474
Advances and other borrowed money	1,194,294	944,224	3,424,059	2,614,424

Total interest expense	4,169,804	3,172,916	11,592,370	9,031,898

Net interest income	5,335,624	5,999,718	16,554,462	18,295,819
Provision for loan losses	—	5,000	—	105,000

Net interest income after provision for loan losses	5,335,624	5,994,718	16,554,462	18,190,819

Non-interest income
Fees and service charges	281,694	326,750	898,533	966,856
Gain on sale of investments	430,089	—	430,089	—
Miscellaneous	240,176	264,019	768,265	936,371

Total non-interest income	951,959	590,769	2,096,887	1,903,227

Non-interest expenses:
Salaries and employee benefits	1,829,864	1,775,364	5,728,442	5,866,131
Net occupancy expense of premises	301,787	282,967	909,992	835,131
Equipment	326,788	292,137	967,135	936,028
Advertising	112,230	64,555	234,559	169,182
Professional Fees	125,335	152,061	459,861	396,324
Miscellaneous	715,077	679,998	2,148,800	2,041,559

Total non-interest expenses	3,411,081	3,247,082	10,448,789	10,244,355

Income before income taxes	2,876,502	3,338,405	8,202,560	9,849,691
Income taxes	1,084,436	1,274,852	3,079,040	3,837,387

Net income	$1,792,066	$2,063,553	$5,123,520	$6,012,304

Net income per common share:
Basic	$0.36	$0.41	$1.03	$1.21

Diluted	$0.36	$0.41	$1.03	$1.21

Cash dividends per common share	$0.23	$0.22	$0.69	$0.66

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542	4,975,542	4,975,445

Diluted	4,978,792	4,985,600	4,979,832	4,987,924

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,792,066	$2,063,553	$5,123,520	$6,012,304

Other comprehensive income (loss), net of income tax benefit (expense):
Gross unrealized holding gain (loss) on securities available for sale	(27,533)	11,012	(55,985)	(42,971)
Income tax benefit (expense)	11,251	(4,500)	22,851	12,800

Net unrealized holding gain (loss)	(16,282)	6,512	(33,134)	(30,171)
Less reclassification adjustment for gains included in income net of income tax of ($175,749)	(254,340)	—	(254,340)	—

Other comprehensive income (loss)	(270,622)	6,512	(287,474)	(30,117)

Comprehensive income	$1,521,444	$2,070,065	$4,836,046	$5,982,187

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flow from operating activities:
Net income	$5,123,520	$6,012,304
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	422,574	419,072
Amortization of premiums and discounts, net	126,499	124,523
Amortization of deferred fees, net	55,619	181,046
Provision for loan losses	—	105,000
(Increase) in interest receivable	(251,792)	(230,723)
(Increase) in other assets	(182,620)	(1,173,274)
Increase in other liabilities	1,349,949	1,365,547
Gain on sale of securities available for sale	(430,089)	—
Award of treasury stock	—	15,159

Net cash provided by operating activities	6,213,660	6,818,654

Cash flow from investing activities:
Principal repayments on securities available for sale	90,466	223,373
Purchases of securities available for sale	(27,483)	(37,105)
Proceeds from sale of securities available for sale	2,025,222	—
Proceeds from maturity of investment securities held to maturity	1,000,000	—
Principal repayments on mortgage-backed securities held to maturity	20,058,409	30,058,554
Purchases of mortgage-backed securities held to maturity	—	(4,927,870)
Net change in loans receivable	(20,251,030)	(36,532,066)
Additions to premises and equipment	(406,984)	(325,223)
Purchase of Federal Home Loan Bank of New York Stock	(99,900)	(398,100)

Net cash provided by (used in) investing activities	2,388,700	(11,938,437)

Cash flow from financing activities:
Net (decrease) in deposits	(7,490,751)	(12,391,015)
Net (decrease) increase in advances from Federal Home Loan Bank of
New York	(10,000,000)	22,000,000
Net increase in Federal Home Loan Bank overnight borrowing	12,000,000	—
Net (decrease) in other borrowed money	(29,631)	(27,360)
Net increase in payments by borrowers for taxes and insurance	3,195	221,047
Cash dividends paid	(3,433,124)	(3,283,858)
Purchase of treasury stock	(132,000)	(154,362)
Sale of treasury stock	110,460	120,935

Net cash (used in) provided by financing activities	(8,971,851)	6,485,387

Net (decrease) increase in cash and cash equivalents	(369,491)	1,365,304
Cash and cash equivalents - beginning	8,570,081	14,598,711

Cash and cash equivalents - ending	$8,200,590	$15,964,315

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$11,640,643	$8,987,155

Income taxes	$2,715,899	$4,151,083

See notes to consolidated financial statements

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

4. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST

	Pension Plan				Supplemental Executive Retirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)
Service cost	$64	$60	$192	$180	$—	$—	$—	$—
Interest cost	108	106	324	318	33	40	99	120
Expected return on plan assets	(137)	(131)	(411)	(393)	—	—	—	—
Amortization of unrecognized net loss	54	41	162	123	—	7	—	21
Unrecognized past service liability	4	4	12	12	23	24	69	72

Net periodic benefit expense	$93	$80	$279	$240	$56	$71	$168	$213

5. STOCK BASED COMPENSATION PLAN

Stock options are granted under a stockholder approved stock option plan. Options are vested immediately or over a nominal vesting period and may be exercised up to ten years from the date of the grant or within one year after retirement. All options are exercisable in the event the optionee terminated his or her employment, or due to death or disability.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified-prospective transition method, beginning January 1, 2006, and therefore, is required to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the date of adoption and institute a procedure to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite vesting periods. Since all outstanding options were fully vested at December 31, 2005 and no options have been granted during 2006, no expenses were recorded for stock-based compensation during the nine months ended September 30, 2006.

SFAS No. 123R also requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as financing cash flow rather than operating cash flow, as previously required. No such tax benefit was recognized during the nine months ended September 30, 2006.

A summary of the Company’s stock option activity and the related information for its option plan for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	101,000	$23.24
Granted	—	—
Exercised	(6,000)	18.41
Forfeited or cancelled	(6,000)	29.25

Outstanding at September 30, 2006	89,000	$23.16	7.3 Years	$46,000

Exercisable at September 30, 2006	89,000	$23.16	7.3 Years	$46,000

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

FAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its consolidated financial statements.

FAS 157

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FAS 158

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAF No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS no. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal year ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations

FIN 48

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

SAB 108

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

Changes in Financial Condition

The Company’s assets at September 30, 2006 totaled $643.3 million, which represents a decrease of $2.8 million as compared with $ 646.1 million at December 31, 2005.

Securities available for sale at September 30, 2006 decreased $2.1 million or 63.64% to $1.2 million when compared with $3.3 million at December 31, 2005. The decrease during the nine months ended September 30, 2006 resulted primarily from sales of securities available for sale with a carrying value of $2.0 million. Gains of $473,914 and losses of $43,825 were realized.

Investment securities held to maturity at September 30, 2006 totaled $9.2 million as compared with $10.3 million at December 31, 2005. Mortgage-backed securities held to maturity at September 30, 2006 decreased $20.1 million or 12.04% to $146.9 million when compared with $167.0 million at December 31, 2005. During the nine months ended September 30, 2006, there were no purchases of mortgage-backed securities and repayments totaled $20.1 million.

Loans receivable amounted to $458.4 million at September 30, 2006, as compared with $438.3 million at December 31, 2005, which represents an increase of $20.1million or 4.59%. The increase during the nine months ended September 30, 2006 resulted primarily from loan originations exceeding principal repayments.

Deposits at September 30, 2006 totaled $466.5 million as compared with $474.0 million at December 31, 2005, representing a decrease of $7.5million or 1.58%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $108.4 million at September 30, 2006 as compared with $106.4 million at December 31, 2005.

Stockholders’ equity totaled $60.0 million and $58.6 million at September 30, 2006 and December 31, 2005, respectively. The increase of $1.4 million for the nine months ended September 30, 2006 resulted primarily from the comprehensive income of $4.8 million, partially offset by cash dividends paid of $3.4 million.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 totaled $1.8 million as compared with $2.1 million for the three months ended September 30, 2005. The decrease in net income during the 2006 period resulted from increases in total interest expense and total non-interest expenses which more than offset increases in total interest income and total non-interest income and decreases in income taxes and provision for loan losses.

Interest income on loans increased by $656,000 or 9.71% to $7.4 million during the three months ended September 30, 2006, when compared with $6.8 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $30.2 million or 7.09% in the average balance of loans outstanding, along with an increase of fifteen basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $349,000 or 16.55% to $1.8 million during the three months ended September 30, 2006, when compared with $2.1 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $27.2 million or 15.27% in the average balance of mortgage-backed securities outstanding, along with a seven basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased $17,000 or 6.77% to $268,000 during the three months ended September 30, 2006, when compared to $251,000 during the same 2005 period primarily due to an increase of fifty-nine basis points in the yield on the portfolio, sufficient to offset a decrease of $474,000 or 2.82% in the average balance of such assets outstanding. Interest earned on other interest-earning assets increased by $10,000 or 17.54% to $67,000 during the three months ended September 30, 2006, when compared to $57,000 during the same 2005 period primarily due to an increase of eighty-four basis points in the yield on the portfolio, sufficient to offset a decrease of $457,000 or 6.53% in the average balance of such assets outstanding.

Interest expense on deposits increased $747,000 or 33.51% to $3.0 million during the three months ended September 30, 2006, when compared to $2.2 million during the same 2005 period. Such increase was primarily attributable to an increase of seventy-four basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $11.0 million or 2.46% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $250,000 or 26.48% to $1.2 million during the three months ended September 30, 2006, when compared with $944,000 during the same 2005 period, primarily due to a sixty-three basis point increase in the cost of advances and other borrowed money, as well as an increase of $8.8 million or 9.36% in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $664,000 or 11.07% during the three months ended September 30, 2006 when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $997,000, sufficient to offset an increase in total interest income of $333,000. The Bank’s net interest rate spread was 2.94% in 2006 and 3.49% in 2005. An increase of twenty basis points in the yield on interest-earning assets was more than offset by a seventy-five basis point increase in the cost of interest-bearing liabilities.

During the three months ended September 30, 2006 and 2005, the Bank provided $0 and $5,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2006 and 2005, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $1.8 million or 0.28% of total assets and $1.8 million or 0.28% of total assets, respectively. At September 30, 2006, $910,000 of non-performing loans was accruing interest and $866,000 was on nonaccrual status. The non-performing loans primarily consist of residential mortgage loans. During the three months ended September 30, 2006 and 2005, the Bank charged off loans aggregating $9,000 and $3,000, respectively. Recoveries totaled $0 and $127,000, respectively. The allowance for loan losses amounted to $2.7 million at September 30, 2006, representing 0.58% of total loans and 150.2% of loans delinquent ninety days or more, and $2.8 million at September 30, 2005, representing 0.65% of total loans and 155.6% of loans delinquent ninety days or more.

Non-interest income increased $361,000 or 61.08% to $952,000 during the three months ended September 30, 2006, from $591,000 during the same 2005 period, which resulted from a gain on sale of investments of $430,000 sufficient to offset decreases in miscellaneous income of $24,000 and fees and service charges of $45,000.

Non-interest expenses increased $164,000 or 5.05% to $3.4 million during the three months ended September 30, 2006, when compared with $3.2 million during the same 2005 period. Salaries and employee benefits, net occupancy expenses of premises, equipment, advertising and miscellaneous expenses increased $55,000, $19,000, $35,000, $47,000 and $35,000, respectively, which was sufficient to offset a decrease in professional fees of $27,000, during the 2006 period when compared with the same 2005 period.

Income taxes totaled $1.1million and $1.3 million during the three months ended, respectively, September 30, 2006 and 2005. The decrease is due to the decrease in income before income tax and the commencement of operations of Pamrapo Investment Company, Inc. (the “Investment Company”) effective April 1, 2005. The Investment Company is subject to the investment company provisions of the New Jersey Corporation Business Tax Act and pays a 3.6% tax rate as compared to the 9% that the Company and the Bank are subject.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

Net income decreased $889,000 or 14.78% to $5.1million for the nine months ended September 30, 2006, compared with $6.0 million for the same 2005 period. The decrease in net income during the 2006 period resulted from increases in total interest expenses and total non-interest expenses, which were sufficient to offset increases in total interest income, total non-interest income and decreases in the provision for loan losses and income taxes.

Interest income on loans increased by $1.8 million or 9.09% to $21.6 million during the nine months ended September 30, 2006, when compared with $19.8 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $34.2 million or 8.29% in the average balance of loans outstanding, along with an increase of five basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $1.1 million or 16.42% to $5.6 million during the nine months ended September 30, 2006, when compared with $6.7 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $31.0 million or 16.45% in the average balance of mortgage-backed securities outstanding, along with a one basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased $73,000 or 9.59% to $834,000 during the nine months ended September 30, 2006, when compared to $761,000 during the same 2005 period primarily due to an increase of twenty-five basis points in the yield on the portfolio along with an increase of $873,000 or 5.17% in the average balance of such assets outstanding. Interest earned on other interest-earning assets increased by $59,000 or 40.14% to $206,000 during the nine months ended September 30, 2006, when compared to $147,000 during the same 2005 period primarily due to an increase of one hundred thirty basis points in the yield on the portfolio, sufficient to offset a decrease of $813,000 or 9.74% in the average balance of such assets outstanding.

Interest expense on deposits increased $1.8 million or 28.12% to $8.2 million during the nine months ended September 30, 2006, when compared to $6.4 million during the same 2005 period. Such increase was primarily attributable to an increase of fifty-nine basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $13.1 million or 2.92% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $810,000 or 30.99% to $3.4 million during the nine months ended September 30, 2006, when compared with $2.6 million during the same 2005 period, primarily due to a fifty-seven basis point increase in the cost of advances and other borrowed money along with an increase of $13.0 million or 14.16% in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $1.7 million or 9.3% during the nine months ended September 30, 2006 when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $2.6 million, sufficient to offset an increase in total interest income of $819,000. The Bank’s net interest rate spread was 3.10% in 2006 and 3.58% in 2005. An increase of fifteen basis points in the yield on interest-earning assets was more than offset by a sixty-three basis point increase in the cost of interest-bearing liabilities.

During the nine months ended September 30, 2006 and 2005, the Bank provided $0 and $105,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2006 and 2005, the Bank charged off loans aggregating $96,000 and $13,000, respectively. Recoveries totaled $9,000 and $171,000, respectively.

Non-interest income increased $194,000 or 10.19% to $2.1 million during the nine months ended September 30, 2006, from $1.9 million during the same 2005 period, which resulted from a gain on the sale of investments of $430,000 sufficient to offset decreases in miscellaneous income of $168,000 and fees and service charges of $68,000.

Non-interest expenses increased by $204,000 or 2.00% and equaled $10.4 million during the nine months ended September 30, 2006, when compared with $10.2 million during the same 2005 period. Net occupancy expense of premises, equipment, advertising, professional fees and miscellaneous expenses increased $75,000, $31,000, $65,000, $64,000 and $107,000, respectively, which was sufficient to offset a decrease in salaries and employee benefits of $138,000, during the 2006 period when compared with the same 2005 period.

Income taxes totaled $3.1million and $3.8 million during the nine months ended September 30, 2006 and 2005, respectively. The decrease is due to the decrease in income before income tax and the commencement of operations of the Investment Company effective April 1, 2005. The Investment Company is subject to the investment company provisions of the New Jersey Corporation Business Tax Act and pays a 3.6% tax rate as compared to the 9% that the Company and the Bank are subject.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 1.59% during the month of September 2006. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2006 and 2005. The primary source of cash was net income. Cash dividends paid during the nine months ended September 30, 2006 and 2005, amounted to $3.4 million and $3.3 million, respectively.

The primary sources of investing activities are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $458.4 million and $438.3 million at September 30, 2006 and December 31, 2005, respectively. Securities available for sale totaled $1.2 million and $3.3 million at September 30, 2006 and December 31, 2005, respectively. Mortgage-backed securities held to maturity totaled $146.9 million and $167.0 million at September 30, 2006, and December 31, 2005, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2006, advances from the FHLB amounted to $108.4 million. An unused overnight line of credit of $38.4 million is available for additional borrowing.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2006, the Bank had outstanding commitments to originate loans of $12.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $203.3 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at September 30, 2006, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$60,801	16.36%	$29,735	8.00%	$37,169	10.00%

Tier 1 Capital (to risk-weighted assets)	58,163	15.65%	—	—%	22,301	6.00%

Core (Tier 1) Capital (to adjusted total assets)	58,163	8.99%	25,867	4.00%	32,334	5.00%

Tangible Capital (to adjusted total assets)	58,163	8.99%	9,700	1.50%	—	—%

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at September 30, 2006:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$108,400	$36,400	$18,000	$51,000	$3,000
Other borrowings	17	17	—	—	—
Certificates of deposit	225,209	203,298	17,646	3,729	536
Lease obligations	2,496	421	577	499	999

Total	$336,122	$240,136	$36,223	$55,228	$4,535

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at September 30, 2006.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$12,302	$12,302	$—	$—	$—
Unused lines of credit	9,516	9,516	—	—	—

Total	$21,818	$21,818	$—	$—	$—

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2006, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$24,102	$(55,746)	(70)%	3.99%	(799)
+200	41,994	(37,854)	(47)%	6.73%	(525)
+100	61,008	(18,840)	(24)%	9.46%	(252)
0	79,848	—	—	11.98%	—
- 100	97,610	17,762	22%	14.21%	222
- 200	108,660	28,811	36%	15.49%	351

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

ITEM 4 . Controls and Procedures

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

PAMRAPO BANCORP, INC.

Date: November 7, 2006	By:	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer