Form 10-Q
period 2007-03-31
PAMRAPO BANCORP INC
filed 2007-05-10
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common stock, $.01 par value per share – 4,975,542 shares outstanding as of May 10, 2007.

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and amounts due from depository institutions	$3,682,530	$4,557,390
Interest-bearing deposits in other banks	24,391,282	8,789,549

Total cash and cash equivalents	28,073,812	13,346,939

Securities available for sale	1,138,630	1,169,620
Investment securities held to maturity; estimated fair value of $9,672,000 (2007)	9,137,111	9,167,703
and $9,599,000 (2006)
Mortgage-backed securities held to maturity; estimated	135,853,973	141,053,489
fair value of $132,093,000 (2007) and $136,449,000 (2006)
Loans receivable, net of allowance for loan losses of $2,825,867 (2007) and $2,650,679 (2006)	448,793,527	454,859,315
Premises and equipment	3,688,011	3,730,636
Federal Home Loan Bank of New York stock	5,496,100	5,721,100
Interest receivable	3,062,631	2,894,089
Other assets	4,647,514	4,617,307

Total assets	$639,891,309	$636,560,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$477,767,893	$469,941,066
Advances from Federal Home Loan Bank of New York	96,000,000	101,000,000
Advance payments by borrowers for taxes and insurance	3,668,584	3,654,164
Other liabilities	3,770,237	3,397,222

Total liabilities	581,206,714	577,992,452

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding – none	—	—
Common stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding, (2007) and (2006)	69,000	69,000
Paid-in capital in excess of par value	19,339,615	19,339,615
Retained earnings	64,018,059	63,936,702
Accumulated other comprehensive (loss)	(1,563,375)	(1,598,867)
Treasury stock, at cost; 1,924,458 shares	(23,178,704)	(23,178,704)

Total stockholders’ equity	58,684,595	58,567,746

Total liabilities and stockholders’ equity	$639,891,309	$636,560,198

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$7,343,534	$6,943,039
Mortgage-backed securities	1,581,348	1,943,779
Investments	169,821	209,777
Other interest-earning assets	235,134	131,898

Total interest income	9,329,837	9,228,493

Interest expense:
Deposits	3,275,352	2,443,199
Advances	1,133,814	1,081,770

Total interest expense	4,409,166	3,524,969

Net interest income	4,920,671	5,703,524
Provision for loan losses	195,000	—

Net interest income after provision for loan losses	4,725,671	5,703,524

Non-interest income:
Fees and service charges	300,711	314,820
Miscellaneous	363,955	246,221

Total non-interest income	664,666	561,041

Non-interest expenses:
Salaries and employee benefits	1,935,840	1,811,688
Net occupancy expense of premises	296,670	300,433
Equipment	319,361	341,685
Advertising	56,718	63,189
Professional fees	139,268	169,807
Miscellaneous	693,462	667,369

Total non-interest expenses	3,441,319	3,354,171

Income before income taxes	1,949,018	2,910,394
Income taxes	723,286	1,098,595

Net income	$1,225,732	$1,811,799

Net income per common shares:
Basic	$0.25	$0.36

Diluted	$0.25	$0.36

Dividends per common share	$0.23	$0.23

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542

Diluted	4,981,275	4,980,944

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$1,225,732	$1,811,799

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	5,223	(30,867)
Benefit plans	64,360	—
Deferred income taxes	(27,845)	12,600

Other comprehensive income (loss)	41,738	(18,267)

Comprehensive income	$1,267,470	$1,793,532

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,225,732	$1,811,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	150,331	139,518
Amortization of premiums and discounts, net	86,740	30,725
Accretion of deferred loan fees, net	47,298	67,316
Provision for loan losses	195,000	—
(Increase) in interest receivable	(168,542)	(116,324)
Decrease in other assets	2,362	314,083
Increase in other liabilities	381,161	360,236

Net cash provided by operating activities	1,920,082	2,607,353

Cash flow from investing activities:
Principal repayments on securities available for sale	25,767	52,322
Purchases of securities available for sale	—	(15,930)
Principal repayments on mortgage-backed securities held to maturity	5,143,368	6,476,784
Net change in loans receivable	5,823,490	(5,169,070)
Additions to premises and equipment	(107,706)	(95,683)
Redemption of Federal Home Loan Bank of New York stock	225,000	130,500

Net cash provided by investing activities	11,109,919	1,378,923

Cash flows from financing activities:
Net increase in deposits	7,826,827	1,593,530
Proceeds from advances from Federal Home Loan Bank of New York	—	4,000,000
Repayment of advances from Federal Home Loan Bank of New York	(5,000,000)	(6,900,000)
Net decrease in other borrowed money	—	(9,680)
Net increase in payments by borrowers for taxes and insurance	14,420	139,590
Cash dividends paid	(1,144,375)	(1,144,375)
Purchase of treasury stock	—	(132,000)
Sale of treasury stock	—	110,460

Net cash provided by (used in) financing activities	1,696,872	(2,342,475)

Net increase in cash and cash equivalents	14,726,873	1,643,801
Cash and cash equivalents - beginning	13,346,939	8,570,081

Cash and cash equivalents - ending	$28,073,812	$10,213,882

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,426,505	$3,521,586

Income taxes	$—	$—

See notes to consolidated financial statements.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

4. RETIREMENT PLANS - COMPONENTS OF NET PERIODIC PENSION COST

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Service cost	$64	$64	$—	$—
Interest cost	122	108	30	33
Expected return on plan assets	(148)	(137)	—	—
Amortization of unrecognized net loss/(gain)	47	54	(1)	—
Unrecognized past service liability	4	4	13	23

Net periodic benefit expense	$89	$93	$42	$56

5. CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or on income or expense to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

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

Changes in Financial Condition

The Company’s assets at March 31, 2007 totaled $639.9 million, which represents an increase of $3.3 million as compared with $636.6 million at December 31, 2006.

Total cash and cash equivalents at March 31, 2007, increased $14.8 million to $28.1 million when compared with $13.3 million at December 31, 2006. The increase during the three months ended March 31, 2007, resulted primarily from an increase in interest bearing deposits in other banks.

Securities available for sale at March 31, 2007, decreased $31,000 or 2.65% to $1.14 million when compared with $1.17 million at December 31, 2006. The decrease during the three months ended March 31, 2007, resulted primarily from repayments on securities available for sale of $26,000, and a decrease in net unrealized gain of $5,000.

Investment securities held to maturity at March 31, 2007, remained unchanged at $9.1 million when compared with December 31, 2006. Mortgage-backed securities held to maturity at March 31, 2007 decreased $5.2 million or 3.7% to $135.9 million when compared with $141.1 million at December 31, 2006. During the three months ended March 31, 2007, repayments of mortgage-backed securities held to maturity amounted to $5.1 million.

Net loans amounted to $448.8 million at March 31, 2007, as compared to $454.9 million at December 31, 2006, which represents a decrease of $6.1 million or 1.3%. The decrease during the three months ended March 31, 2007 resulted primarily from principal repayments exceeding loan originations.

Deposits at March 31, 2007 totaled $477.8 million as compared with $469.9 million at December 31, 2006, representing an increase of $7.9 million or 1.7%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $96.0 million at March 31, 2007 as compared with $101.0 million at December 31, 2006. The decrease during the three months ended March 31, 2007 resulted from repayments on advances from the FHLB-NY of $5.0 million.

Stockholders’ equity totaled $58.7 million and $58.6 million at March 31, 2007, and December 31, 2006, respectively. The increase of $100,000 for the three months ended March 31, 2007 resulted primarily from net income of $1.2 million, partially offset by cash dividends paid of $1.1 million.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net income decreased $586,000 or 32.3% to $1.2 million for the three months ended March 31, 2007, compared with $1.8 million for the same 2006 period. The decrease in net income during the 2007 period resulted from increases in total interest expense, provision for loan losses and non-interest expenses partially offset by increases in total interest income and non-interest income and a decrease in income taxes.

Interest income on loans increased by $400,000 or 5.8% to $7.3 million during the three months ended March 31, 2007, when compared with $6.9 million for the same 2006 period. The increase during the 2007 period resulted from an increase of $15.7 million in the average balance of loans outstanding, and an increase of thirteen basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $363,000 or 18.7% to $1.6 million during the three months ended March 31, 2007, when compared with $1.9 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $25.4 million or 15.44% in the average balance of mortgage-backed securities outstanding, along with an eighteen basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investment securities decreased by $40,000 or 19.05% to $170,000 for the three months ended March 31, 2007, when compared to $210,000 during the same 2006 period. The decrease during the 2007 period resulted from a decrease of $3.2 million or 24.68% in the average balance of the investment securities portfolio, which more than offset an increase of forty-nine basis points in the yield earned on the investment securities portfolio from 6.55% to 7.04%. Interest on other interest-earning assets increased by $103,000 or 78.27% to $235,000 during the three months ended March 31, 2007, when compared to $132,000 during the same 2006 period. The increase during the 2007 period resulted from an increase of three-hundred-five basis points in the yield earned on the other interest-earning assets portfolio from 3.91% in to 6.96% in, while the average balance of the other interest-earning assets portfolio remained unchanged.

Interest expense on deposits increased $832,000 or 34.1% to $3.3 million during the three months ended March 31, 2007, when compared to $2.4 million during the same 2006 period. Such increase was primarily attributable to an increase of eighty-two basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $6.4 million or 1.47% in the average balance of interest-bearing deposits. Interest expense on advances increased by $52,000 or 4.8% to $1.13 million during the three months ended March 31, 2007, when compared with $1.08 million during the same 2006 period, primarily due to a fifty-one basis point increase in the cost of advances, which more than offset a decrease of $7.1 million in the average balance of advances outstanding.

Net interest income decreased $783,000 or 13.7% during the three months ended March 31, 2007 when compared with the same 2006 period. Such decrease was due to an increase in total interest expense of $884,000, sufficient to offset an increase in total interest income of $102,000. The Bank’s net interest rate spread was 2.72% in 2007 when compared with 3.27% during the same 2006 period. An increase of nineteen basis points in the yield on interest-earning assets was offset by a seventy-four basis point increase in the cost of interest-bearing liabilities.

During the three months ended March 31, 2007 and 2006, the Bank provided $195,000 and $0, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2007 and 2006, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $3.9 million or 0.61% of total assets and $1.2 million or 0.19% of total assets, respectively. At March 31, 2007, $3.2 million of non-performing loans were accruing interest and $700,000 were on nonaccrual status. The non-performing loans primarily consist of one-to-four family mortgage loans. During the three months ended March 31, 2007 and 2006, the Bank charged off loans aggregating $20,000 and $87,000, respectively. The allowance for loan losses amounted to $2.8 million at March 31, 2007, representing 0.63% of total loans and 72.61% of loans delinquent ninety days or more, and $2.7 million at March 31, 2006, representing 0.60% of total loans and 219.61% of loans delinquent ninety days or more.

Non-interest income increased $104,000 or 18.5% to $665,000 during the three months ended March 31, 2007, from $561,000 during the same 2006 period, which resulted from an increase in miscellaneous income of $118,000 partially offset by a decrease in fees and service charges of $14,000.

Non-interest expenses increased slightly by $87,000 to $3.441 million during the three months ended March 31, 2007, when compared with $3.354 million during the same 2006 period. Salaries and employee benefits and miscellaneous expenses increased $124,000 and $26,000, respectively, which was sufficient to offset decreases in net occupancy, equipment, advertising, and professional fees of $4,000, $22,000, $6,000 and $31,000, respectively, during the 2007 period when compared with the same 2006 period.

Income taxes totaled $723,000 and $1.1 million during the three months ended March 31, 2007 and 2006, respectively. The decrease during the 2007 period resulted from a decrease in pre-tax income of $961,000.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 2.53% during the month of March 2007. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2007 and 2006. The primary source of cash was net income. Cash dividends paid during the three months ended March 31, 2007 and 2006, amounted to $1.1 million, respectively.

The primary sources of investing activities are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $448.8 million and $454.9 million at March 31, 2007 and December 31, 2006, respectively. Securities available for sale totaled $1.14 million and $1.17 million at March 31, 2007 and December 31, 2006, respectively. Mortgage-backed securities held to maturity totaled $135.9 million and $141.1 million at March 31, 2007, and December 31, 2006, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2007, advances from the FHLB amounted to $96.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2007, the Bank had outstanding commitments to originate loans of $10.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $216.0 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at March 31, 2007, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$58,706	16.10%	$29,177	8.00%	$36,471	10.00%
(to risk-weighted assets)

Tier 1 Capital	55,890	15.32%	—	—	21,883	6.00%
(to risk-weighted assets)

Core (Tier 1) Capital	55,890	8.73%	25,610	4.00%	32,013	5.00%
(to adjusted total assets)

Tangible Capital	55,890	8.73%	9,604	1.50%
(to adjusted total assets)

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2007:

Contractual Obligations	Total	Payment Due By Period
		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$96,000	$12,000	$33,000	$33,000	$18,000
Certificates of deposit	239,143	216,013	20,268	2,562	300
Lease obligations	2,322	394	554	505	869

Total	$337,465	$228,407	$53,822	$36,067	$19,169

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at March 31, 2007.

Off-Balance Sheet Arrangements	Total	Commitment Expiration By Period
		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$10,879	$10,879	$—	$—	$—
Unused lines of credit	11,102	11,102	—	—	—
Letters of credit	1,088	1,001	87	—	—

Total	$23,069	$22,982	$87	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Bank’s current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank’s overall profitability and asset mix within given quality and maturity considerations established and maintained by the Bank’ Investment and Interest Rate Committees. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of December 31, 2006, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates in Basis Points (Rate Shock)	NPV			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
300	$31,728	$(51,200)	(62)%	5.24%	(722)
200	48,887	(34,040)	(41)%	7.82%	(464)
100	66,341	(16,587)	(20)%	10.28%	(219)
0	82,928	—	—%	12.46%	—
-100	96,165	13,237	16%	14.10%	163
-200	105,896	22,969	28%	15.21%	275

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

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (“Exchange Act”)), the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2007 to January 31, 2007	—	—	—	—
February 1, 2007 to February 28, 2007	—	—	—	—
March 1, 2007 to March 31, 2007	—	—	—	—

Total	—	—	—	41,465

(1)	As of March 31, 2007.
(2)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Bylaws of Pamrapo Bancorp, Inc.[1]

4	Stock Certificate of Pamrapo Bancorp, Inc.[3]

10.1	Employment Agreement between Pamrapo Savings Bank, S.L.A. and William J. Campbell.3 *

10.2	Employment Agreement between Pamrapo Bancorp, Inc. and William J. Campbell.[3] *

10.3	Special Termination Agreement (Russo). [3] *

10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter.4 *

10.5	Outside Director Consultation and Retirement Plan. [5]

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[6]

11	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[4]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.
[5]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[6]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 10, 2007	By	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President and Chief Financial Officer