Form 10-Q
period 2007-06-30
PAMRAPO BANCORP INC
filed 2007-08-08
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $.01 par value per share – 4,975,542 shares outstanding as of August 7, 2007

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and amounts due from depository institutions	$3,444,049	$4,557,390
Interest-bearing deposits in other banks	28,195,591	8,789,549

Total cash and cash equivalents	31,639,640	13,346,939
Securities available for sale	1,052,057	1,169,620
Investment securities held to maturity; estimated fair value of $9,500,000 (2007) and $9,599,000 (2006)	9,106,172	9,167,703
Mortgage-backed securities held to maturity; estimated fair value of $127,527,000 (2007) and $136,449,000 (2006)	133,948,587	141,053,489
Loans receivable net of allowance for loan losses of $3,000,967 (2007) and $2,676,633 (2006)	443,679,852	454,859,315
Premises and equipment	3,600,182	3,730,636
Federal Home Loan Bank of New York stock, at cost	5,221,500	5,721,100
Interest receivable	2,915,633	2,894,089
Other assets	5,204,460	4,617,307

Total assets	$636,368,083	$636,560,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$481,602,962	$469,941,066
Advances from Federal Home Loan Bank of New York	89,000,000	101,000,000
Advance payments by borrowers for taxes & insurance	3,235,148	3,654,164
Other liabilities	3,795,157	3,397,222

Total liabilities	577,633,267	577,992,452

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding, (2007 and 2006)	69,000	69,000
Paid-in capital in excess of par value	19,339,615	19,339,615
Retained earnings	64,027,190	63,936,702
Accumulated other comprehensive loss	(1,522,285)	(1,598,867)
Treasury stock, at cost; 1,924,458 shares	(23,178,704)	(23,178,704)

Total stockholders’ equity	58,734,816	58,567,746

Total liabilities and stockholders’ equity	$636,368,083	$636,560,198

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,118,565	$7,205,321	$14,462,099	$14,148,360
Mortgage-backed securities	1,520,176	1,844,286	3,101,524	3,788,065
Investments	169,259	208,626	339,079	418,403
Other interest-earning assets	468,471	154,678	703,606	286,576

Total interest income	9,276,471	9,412,911	18,606,308	18,641,404

Interest expense:
Deposits	3,414,281	2,749,602	6,689,633	5,192,801
Advances and other borrowed money	1,125,925	1,147,995	2,259,739	2,229,765

Total interest expense	4,540,206	3,897,597	8,949,372	7,422,566

Net interest income	4,736,265	5,515,314	9,656,936	11,218,838
Provision for loan losses	175,000	—	370,000	—

Net interest income after provision for loan losses	4,561,265	5,515,314	9,286,936	11,218,838

Non-interest income:
Fees and service charges	317,730	302,019	618,441	616,839
Miscellaneous	325,390	281,868	689,345	528,089

Total non-interest income	643,120	583,887	1,307,786	1,144,928

Non-interest expenses:
Salaries and employee benefits	1,818,914	2,086,890	3,754,754	3,898,578
Net occupancy expense of premises	296,307	307,772	592,977	608,205
Equipment	332,448	298,662	651,809	640,347
Advertising	58,820	59,140	115,538	122,329
Professional fees	198,547	183,720	337,815	334,526
Miscellaneous	682,808	747,353	1,376,270	1,433,723

Total non-interest expenses	3,387,844	3,683,537	6,829,163	7,037,708

Income before income taxes	1,816,541	2,415,664	3,765,559	5,326,058
Income taxes	663,036	896,009	1,386,322	1,994,604

Net income	$1,153,505	$1,519,655	$2,379,237	$3,331,454

Net income per common share:
Basic	$0.23	$0.31	$0.48	$0.67

Diluted	$0.23	$0.31	$0.48	$0.67

Dividends per common share	$0.23	$0.23	$0.46	$0.46

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542	4,975,542	4,975,542

Diluted	4,979,330	4,979,193	4,980,343	4,980,081

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,153,505	$1,519,655	$2,379,237	$3,331,454

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	4,174	2,415	1,049	(28,452)
Benefit Plans	64,360	—	128,720	—
Deferred income taxes	(27,444)	(1,000)	(51,889)	11,600

Other comprehensive income (loss)	41,090	1,415	77,880	(16,852)

Comprehensive income	$1,194,595	$1,521,070	$2,457,117	$3,314,602

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$2,379,237	$3,331,454
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	301,488	276,965
Amortization of premiums and discounts, net	178,802	77,394
Amortization of deferred fees, net	95,737	53,266
Provision for loan losses	370,000	—
(Increase) in interest receivable	(21,544)	(25,665)
(Increase) in other assets	(509,522)	(282,637)
Increase in other liabilities	397,935	688,925

Net cash provided by operating activities	3,192,133	4,119,702

Cash flow from investing activities:
Principal repayments on securities available for sale	116,514	69,880
Purchases of securities available for sale	—	(27,483)
Proceeds from sale of securities available for sale	—	1,588,761
Principal repayments on mortgage-backed securities held to maturity	10,896,876	13,387,387
Purchases of mortgage-backed securities held to maturity	(3,909,245)	—
Net change in loans receivable	10,713,726	(11,846,908)
Additions to premises and equipment	(171,034)	(245,437)
Redemption of Federal Home Loan Bank of New York Stock	499,600	323,100

Net cash provided by investing activities	18,146,437	3,249,300

Cash flow from financing activities:
Net increase in deposits	11,661,896	3,476,338
Proceeds from advances from Federal Home Loan Bank of New York	—	16,000,000
Repayment of advances from Federal Home Loan Bank of New York	(12,000,000)	(15,000,000)
Net (decrease) in Federal Home Loan Bank of New York overnight borrowing	—	(8,400,000)
Net (decrease) in other borrowed money	—	(19,556)
Net (decrease) increase in payments by borrowers for taxes and insurance	(419,016)	192,149
Cash dividends paid	(2,288,749)	(2,288,749)
Purchase of treasury stock	—	(132,000)
Sale of treasury stock	—	110,460

Net cash (used in) financing activities	(3,045,869)	(6,061,358)

Net increase in cash and cash equivalents	18,292,701	1,307,644
Cash and cash equivalents - beginning	13,346,939	8,570,081

Cash and cash equivalents - ending	$31,639,640	$9,877,725

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,983,726	$7,380,586

Income taxes	$1,309,040	$1,759,899

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

4. RETIREMENT PLANS- COMPONENTS OF NET PERIODIC PENSION COST

	Pension Plan		Supplemental Executive Retirement Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Service cost	$128	$129	$—	$—
Interest cost	244	216	59	65
Expected return on plan assets	(297)	(275)	—	—
Amortization of unrecognized net loss/(gain)	94	107	(1)	—
Unrecognized past service liability	9	9	26	46

Net periodic benefit expense	$178	$186	$84	$111

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

Changes in Financial Condition

The Company’s assets at June 30, 2007 totaled $636.4 million, which represents a decrease of $200,000 as compared with $636.6 million at December 31, 2006.

Total cash and cash equivalents at June 30, 2007 increased $18.3 million to $31.6 million when compared with $13.3 million at December 31, 2006. The increase during the six months ended June 30, 2007 resulted primarily from an increase in interest-bearing deposits in other banks, attributable to deposit growth and repayments on loans and mortgage-backed securities.

Securities available for sale at June 30, 2007 decreased $118,000 or 10.05% to $1.05 million when compared with $1.17 million at December 31, 2006. The decrease during the six months ended June 30, 2007 resulted primarily from repayments on securities available for sale of $117,000 and a decrease in net unrealized gain of $1,000.

Investment securities held to maturity at June 30, 2007 totaled $9.1 million as compared with $9.2 million at December 31, 2006. Mortgage-backed securities held to maturity at June 30, 2007 decreased $7.1 million or 5.04% to $134.0 million when compared with $141.1 million at December 31, 2006. During the six months ended June 30, 2007, purchases of mortgage-backed securities totaled $3.9 million and repayments totaled $10.9 million.

Net loans amounted to $443.7 million at June 30, 2007, as compared to $454.9 million at December 31, 2006, which represents a decrease of $11.2 million or 2.46%. The decrease during the six months ended June 30, 2007 resulted primarily from principal repayments exceeding loan originations.

Deposits at June 30, 2007 totaled $481.6 million as compared with $469.9 million at December 31, 2006 representing an increase of $11.7 million or 2.48%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $89.0 million at June 30, 2007 as compared with $101.0 million at December 31, 2006.

Stockholders’ equity totaled $58.7 million and $58.6 million at June 30, 2007, and December 31, 2006, respectively. The increase of $100,000 for the six months ended June 30, 2007 resulted primarily from the net income of $2.4 million, partially offset by cash dividends paid of $2.3 million.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income for the three months ended June 30, 2007 totaled $1.2 million as compared with $1.5 million for the three months ended June 30, 2006. The decrease in net income during the 2007 period resulted from a decrease in total interest income and increases in total interest expense and the provision for loan losses which were partially offset by an increase in non-interest income and decreases in non-interest expenses and income taxes.

Interest income on loans decreased by $87,000 or1.20% to $7.1 million during the six months ended June 30, 2007, when compared with $7.2 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $2.3 million or 0.50% in the average balance of loans outstanding, along with a decrease of four basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $324,000 or 17.57% to $1.5 million during the three months ended June 30, 2007, when compared with $1.8 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $23.0 million or 14.60% in the average balance of mortgage-backed securities outstanding, along with a 16 basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments decreased by $40,000 or 18.87% to $169,000 during the three months ended June 30, 2007, when compared to $209,000 during the same 2006 period primarily due to a decrease of $2.7 million or 22.15% in the average balance of such assets outstanding, partially offset by a twenty-six basis point increase in the yield on the portfolio. Interest income earned on other interest-earning assets increased by $314,000 or 202.87% to $469,000 during the three months ended June 30, 2007, when compared to $155,000 during the same 2006 period primarily due to an increase of seventy-three basis points in the yield on the portfolio, along with an increase of $22.7 million or 158.18% in the average balance of such assets outstanding.

Interest expense on deposits increased $665,000 or 24.17% to $3.4 million during the three months ended June 30, 2007, when compared to $2.8 million during the same 2006 period. Such increase was primarily attributable to an increase of sixty basis points in the cost of interest-bearing deposits, along with an increase of $788,000 or 0.18% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $22,000 or 1.92% to $1.1 million during the three months ended June 30, 2007, when compared with $1.2 million during the same 2006 period, primarily due to a decrease of $8.8 million or 8.48% in the average balance of advances and other borrowed money outstanding which more than offset a thirty-one basis point increase in the cost of advances and other borrowed money.

Net interest income decreased $779,000 or 14.13% during the three months ended June 30, 2007 when compared with the same 2006 period. Such decrease was due to an increase in total interest expense of $643,000, along with a decrease in total interest income of $136,000. The Bank’s net interest rate spread was 2.52% in 2007 and 3.08% in 2006. There was an increase in the cost of interest-bearing liabilities of fifty-three basis points along with a decrease of four basis points in the yield on interest-earning assets.

During the three months ended June 30, 2007, the Bank provided a provision for loan losses of $175,000. No provision was required for the three months ended June 30, 2006. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2007 and 2006, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $4.8 million or 0.75% of total assets and $1.0 million or 0.16% of total assets, respectively. At June 30, 2007, $1.0 million of non-performing loans were accruing interest and $3.8 million were on nonaccrual status. Included in the non-performing loans were $1.9 million in one-to-four family mortgage loans and $2.2 million in commercial loans. The largest commercial loan ($1.9 million) to a local hospital matured on June 1, 2007 and was not paid. The hospital is presently in bankruptcy, and the repayment of the loan is subject to the bankruptcy proceedings. During the three months ended June 30, 2007 and 2006, the Bank had no loan charge-offs. The allowance for loan losses amounted to $3.0 million at June 30, 2007, representing 0.68% of total loans and 62.78% of loans delinquent ninety days or more, and $2.7 million at June 30, 2006, representing 0.60% of total loans and 258.55% of loans delinquent ninety days or more.

Non-interest income increased $59,000 or 10.14% to $643,000 during the three months ended June 30, 2007, from $584,000 during the same 2006 period, which resulted from an increase in miscellaneous income of $43,000 and an increase in fees and service charges of $16,000.

Non-interest expenses decreased $296,000 or 8.03% to $3.4 million during the three months ended June 30, 2007, when compared with $3.7 million during the same 2006 period. Salary and employee benefits, net occupancy, and miscellaneous expenses decreased $268,000, $12,000, and $65,000, respectively, which was sufficient to offset an increase in equipment expense and professional fees of $34,000 and $15,000, respectively, during the 2007 period when compared with the same 2006 period.

Income taxes totaled $663,000 and $896,000 during the three months ended June 30, 2007 and 2006, respectively. The effective income tax rate was 36.5% and 37.1% for the three months ended June 30, 2007 and 2006, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net income decreased $952,000 or 28.58% to $2.4 million for the six months ended June 30, 2007 compared with $3.3 million for the same 2006 period. The decrease in net income during the 2007 period resulted from a decrease in total interest income and increases in total interest expense and the provision for loan losses partially offset by an increase in total non-interest income and decreases in non-interest expenses and income taxes.

Interest income on loans increased by $314,000 or 2.22% to $14.5 million during the six months ended June 30, 2007, when compared with $14.2 million for the same 2006 period. The increase during the 2007 period resulted from an increase of $6.7 million or 1.52% in the average balance of loans outstanding, along with an increase of four basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $687,000 or 18.12% to $3.1 million during the six months ended June 30, 2007, when compared with $3.8 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $24.2 million or 15.03% in the average balance of mortgage-backed securities outstanding, along with a seventeen basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments decreased by $79,000 or 18.96% to $339,000 during the six months ended June 30, 2007, when compared to $418,000 during the same 2006 period primarily due to a decrease of $2.9 million or 23.28% in the average balance of such assets outstanding, partially offset by an increase of thirty-eight basis points in the yield on the portfolio. Interest income earned on other interest-earning assets increased by $417,000 or 145.52% to $704,000 during the six months ended June 30, 2007 when compared to $287,000 during the same 2006 period primarily due to an increase of ninety-eight basis points in the yield on the portfolio, along with an increase of $13.7 million or 98.13% in the average balance of such assets outstanding.

Interest expense on deposits increased $1.5 million or 28.83% to $6.7 million during the six months ended June 30, 2007, when compared to $5.2 million during the same 2006 period. Such increase was primarily attributable to an increase of seventy basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $2.8 million or 0.64% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money increased by $30,000 or 1.34% to $2.3 million during the six months ended June 30, 2007, when compared with $2.2 million during the same 2006 period, primarily due to a forty-one basis point increase in the cost of advances and other borrowed money, which more than offset a decrease of $8.0 million or 7.58% in the average balance of advances and other borrowed money outstanding.

Net interest income decreased $1.6 million or 13.92% during the six months ended June 30, 2007 when compared with the same 2006 period. Such decrease was due to an increase in total interest expense of $1.5 million, and a decrease in total interest income of $35,000. The Bank’s net interest rate spread was 2.59% in 2007 when compared with 3.17% during the same 2006 period. An increase of five basis points in the yield on interest-earning assets was more than offset by a sixty-three basis points increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 2007, the Bank provided a provision for loan losses of $370,000. No provision was required for the six months ended June 30, 2006. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2007 and 2006, the Bank charged off loans aggregating $20,000 and $87,000, respectively.

Non-interest income increased $163,000 or 14.22% to $1.3 million during the six months ended June 30, 2007, from $1.1 million during the same 2006 period, which resulted from increases in fees and service charges and miscellaneous income of $2,000 and $161,000, respectively. The increase in miscellaneous income during the six months ended June 30, 2007 resulted primarily from an increase in commission income on annuity sales.

Non-interest expenses decreased by $209,000 or 2.96% to $6.8 million during the six months ended June 30, 2007, when compared with $7.0 million during the same 2006 period. Salaries and employee benefits, net occupancy, advertising, and miscellaneous expenses decreased $144,000, $15,000, $7,000 and $57,000, respectively, which was sufficient to offset increases in equipment expenses and professional fees of $11,000 and $3,000, respectively, during the 2007 period when compared with the same 2006 period.

Income taxes totaled $1.4 million and $2.0 million during the six months ended June 30, 2007 and 2006, respectively. The decrease during the 2007 period resulted from a decrease in pre-tax income of $1.6 million. The effective income tax rate was 36.8% and 37.5% for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 6.23% during the month of June 2007. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the six months ended June 30, 2007 and 2006. The primary source of cash from operations was net income. Cash dividends of $2.3 million were paid during each of the six months ended June 30, 2007 and 2006.

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $443.7 million and $454.9 million at June 30, 2007 and December 31, 2006, respectively. Securities available for sale totaled $1.1 million and $1.2 million at June 30, 2007 and December 31, 2006, respectively. Mortgage-backed securities held to maturity totaled $134.0 million and $141.1 million at June 30, 2007 and December 31, 2006, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2007, advances from the FHLB amounted to $89.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2007, the Bank had outstanding commitments to originate loans of $9.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $215.4 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at June 30, 2007, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$59,989	16.55%	$28,991	8.00%	$36,238	10.00%
(to risk-weighted assets)
Tier 1 Capital	57,119	15.76%	—	—	21,743	6.00%
(to risk-weighted assets)
Core (Tier 1) Capital	57,119	8.96%	25,500	4.00%	31,875	5.00%
(to adjusted total assets)
Tangible Capital	57,119	8.96%	9,563	1.50%	—	—
(to adjusted total assets)

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2007:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$89,000	$10,000	$38,000	$23,000	$18,000
Certificates of deposit	239,000	215,385	21,482	1,860	273
Lease obligations	2,215	362	541	509	803

Total	$330,215	$225,747	$60,023	$25,369	$19,076

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at June 30, 2007.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$9,353	$9,353	$—	$—	$—
Unused lines of credit	11,642	11,642	—	—	—
Letters of credit	1,088	1,001	87	—	—

Total	$22,083	$21,996	$87	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a increase/decrease in net interest income.

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2007, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of PortfolioValue of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$36,382	$(49,754)	(58)%	5.93%	(687)
+200	53,030	(33,106)	(38)%	8.38%	(442)
+100	70,014	(16,122)	(19)%	10.72%	(208)
0	86,136	—	—	12.80%	—
- 100	99,133	12,997	15%	14.37%	157
- 200	108,066	21,930	25%	15.37%	257

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1, 2007 to April 30, 2007	—	—	—	—
May 1, 2007 to May 31, 2007	—	—	—	—
June 1, 2007 to June 30, 2007	—	—	—	—
Total	—	—	—	41,465

(1)	As of June 30, 2007.
(2)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 25, 2007. The following matters were submitted to the stockholders:

1.	Election of two directors.

The following directors were elected at the meeting, each to serve until the Annual Meeting for the year indicated next to his name or until his successor is elected and qualified.

	Number of Votes
	For	Withheld
Kenneth R. Poesl – 2010	4,462,163	315,260
Robert G. Doria– 2010	4,457,452	319,971

	Number of Votes
	For	Against	Abstain
2. The ratification of Beard Miller Company LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.	4,282,118	459,695	35,610

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

PAMRAPO BANCORP, INC.

Date: August 8, 2007	By	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer