Form 10-Q
period 2007-09-30
PAMRAPO BANCORP INC
filed 2007-11-09
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock, $.01 par value per share—4,975,542 shares outstanding as of November 9, 2007

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and amounts due from depository institutions	$3,869,537	$4,557,390
Interest-bearing deposits in other banks	22,713,376	8,789,549

Total cash and cash equivalents	26,582,913	13,346,939

Securities available for sale	1,007,179	1,169,620
Investment securities held to maturity; estimated fair value of $10,647,000 (2007) and $9,599,000 (2006)	10,408,551	9,167,703
Mortgage-backed securities held to maturity; estimated fair value of $124,498,000 (2007) and $136,449,000 (2006)	128,611,036	141,053,489
Loans receivable net of allowance for loan losses of $3,238,602 (2007) and $2,676,633 (2006)	440,820,794	454,859,315
Premises and equipment	3,474,765	3,730,636
Federal Home Loan Bank of New York stock	5,131,200	5,721,100
Interest receivable	3,011,969	2,894,089
Other assets	5,049,570	4,617,307

Total assets	$624,097,977	$636,560,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$470,121,516	$469,941,066
Advances from Federal Home Loan Bank of New York	87,000,000	101,000,000
Advance payments by borrowers for taxes & insurance	3,452,139	3,654,164
Other liabilities	4,753,691	3,397,222

Total liabilities	565,327,346	577,992,452

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding (2007 and 2006)	69,000	69,000
Paid-in capital in excess of par value	19,339,615	19,339,615
Retained earnings	64,027,808	63,936,702
Accumulated other comprehensive loss	(1,487,088)	(1,598,867)
Treasury stock, at cost: 1,924,458 shares	(23,178,704)	(23,178,704)

Total stockholders’ equity	58,770,631	58,567,746

Total liabilities and stockholders’ equity	$624,097,977	$636,560,198

See notes consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,213,041	$7,410,737	$21,675,140	$21,559,097
Mortgage-backed securities	1,509,903	1,759,724	4,611,427	5,547,789
Investments	174,775	184,170	513,854	602,573
Other interest-earning assets	400,391	150,797	1,103,997	437,373

Total interest income	9,298,110	9,505,428	27,904,418	28,146,832

Interest expense:
Deposits	3,506,931	2,975,510	10,196,564	8,168,311
Advances and other borrowed money	1,073,493	1,194,294	3,333,232	3,424,059

Total interest expense	4,580,424	4,169,804	13,529,796	11,592,370

Net interest income	4,717,686	5,335,624	14,374,622	16,554,462
Provision for loan losses	150,000	—	520,000	—

Net interest income after provision for loan losses	4,567,686	5,335,624	13,854,622	16,554,462

Non-interest income
Fees and service charges	312,598	281,694	931,039	898,533
Gain on sale of securities available for sale	—	430,089	—	430,089
Miscellaneous	192,834	240,176	882,179	768,265

Total non-interest income	505,432	951,959	1,813,218	2,096,887

Non-interest expenses:
Salaries and employee benefits	1,736,729	1,829,864	5,491,483	5,728,442
Net occupancy expense of premises	307,958	301,787	900,935	909,992
Equipment	298,415	326,788	950,224	967,135
Advertising	61,675	112,230	177,213	234,559
Professional fees	211,570	125,335	549,385	459,861
Miscellaneous	640,482	715,077	2,016,752	2,148,800

Total non-interest expenses	3,256,829	3,411,081	10,085,992	10,448,789

Income before income taxes	1,816,289	2,876,502	5,581,848	8,202,560
Income taxes	671,295	1,084,436	2,057,617	3,079,040

Net income	$1,144,994	$1,792,066	$3,524,231	$5,123,520

Net income per common share:
Basic	$0.23	$0.36	$0.71	$1.03

Diluted	$0.23	$0.36	$0.71	$1.03

Dividends per common share	$0.23	$0.23	$0.69	$0.69

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542	4,975,542	4,975,542

Diluted	4,975,858	4,978,792	4,979,019	4,979,832

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,144,994	$1,792,066	$3,524,231	$5,123,520

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	(5,719)	(27,533)	(6,768)	(55,985)
Benefit Plans	64,360	—	193,080	—
Deferred income taxes	(28,044)	11,251	(79,933)	22,851

Less reclassification adjustment for gains included in income net of income tax of ($175,749)	—	(254,340)	—	(254,340)

Other comprehensive income (loss)	30,597	(270,622)	106,379	(287,474)

Comprehensive income	$1,175,591	$1,521,444	$3,630,610	$4,836,046

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$3,524,231	$5,123,520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	449,001	422,574
Amortization of premiums and discounts, net	258,969	126,499
Amortization of deferred fees, net	123,257	55,619
Provision for loan losses	520,000	—
(Increase) in interest receivable	(117,880)	(251,792)
(Increase) in other assets	(313,716)	(182,620)
Increase in other liabilities	1,363,433	1,349,949
Gain on sale of securities available for sale	—	(430,089)

Net cash provided by operating activities	5,807,295	6,213,660

Cash flow from investing activities:
Principal repayments on securities available for sale	155,673	90,466
Purchases of securities available for sale	—	(27,483)
Proceeds from sale of securities available for sale	—	2,025,222
Proceeds from maturity of investment securities held to maturity	—	1,000,000
Purchases of investment securities held to maturity	(1,333,662)	—
Principal repayments on mortgage-backed securities held to maturity	16,185,543	20,058,409
Purchases of mortgage-backed securities held to maturity	(3,909,245)	—
Net change in loans receivable	13,395,264	(20,251,030)
Additions to premises and equipment	(193,130)	(406,984)
Redemption (purchase) of Federal Home Loan Bank of New York Stock	589,900	(99,900)

Net cash provided by investing activities	24,890,343	2,388,700

Cash flow from financing activities:
Net increase (decrease) in deposits	180,450	(7,490,751)
Proceeds from advances from Federal Home Loan Bank of New York	—	25,000,000
Repayment of advances from Federal Home Loan Bank of New York	(14,000,000)	(35,000,000)
Net increase in Federal Home Loan Bank overnight borrowing	—	12,000,000
Net (decrease) in other borrowed money	—	(29,631)
Net (decrease) increase in payments by borrowers for taxes and insurance	(208,989)	3,195
Cash dividends paid	(3,433,125)	(3,433,124)
Purchase of treasury stock	—	(132,000)
Sale of treasury stock	—	110,460

Net cash (used in) financing activities	(17,461,664)	(8,971,851)

Net increase (decrease) in cash and cash equivalents	13,235,974	(369,491)
Cash and cash equivalents—beginning	13,346,939	8,570,081

Cash and cash equivalents—ending	$26,582,913	$8,200,590

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$13,574,150	$11,640,643

Income taxes	$2,088,560	$2,715,899

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

4. BENEFIT PLANS—COMPONENTS OF NET PERIODIC PENSION/SERP COST

	Pension Plan				Supplemental Executive Retirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)
Service cost	$65	$63	$193	$192	$—	$—	$—	$—
Interest cost	122	108	366	324	28	34	87	99
Expected return on plan assets	(148)	(136)	(445)	(411)	—	—	—	—
Amortization of unrecognized net loss/(gain)	48	55	142	162	—	—	(1)	—
Unrecognized past service liability	4	3	13	12	14	23	40	69

Net periodic benefit expense	$91	$93	$269	$279	$42	$57	$126	$168

5. CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or on income or expense to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in the composition of the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

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

Changes in Financial Condition

The Company’s assets at September 30, 2007 totaled $624.1 million, which represents an decrease of $12.5 million as compared with $636.6 million at December 31, 2006.

Total cash and cash equivalents at September 30, 2007 increased $13.3 million to $26.6 million when compared with $13.3 million at December 31, 2006. The increase during the nine months ended September 30, 2007 resulted primarily from an increase in interest-bearing deposits in other banks attributable to repayments on loans and mortgage-backed securities.

Securities available for sale at September 30, 2007 decreased $162,000 or 13.89% to $1.01 million when compared with $1.17 million at December 31, 2006. The decrease during the nine months ended September 30, 2007 resulted primarily from repayments on securities available for sale of $156,000 and a decrease in net unrealized gain of $6,000.

Investment securities held to maturity at September 30, 2007 totaled $10.4 million as compared with $9.2 million at December 31, 2006. During the nine months ended September 30, 2007, purchases of investment securities totaled $1.3 million. Mortgage-backed securities held to maturity at September 30, 2007 decreased $12.5 million or 8.82 % to $128.6 million when compared with $141.1 million at December 31, 2006. During the nine months ended September 30, 2007, purchases of mortgage-backed securities totaled $3.9 million and repayments totaled $16.2 million.

Net loans amounted to $440.8 million at September 30, 2007, as compared to $454.9 million at December 31, 2006, which represents a decrease of $14.1 million or 3.09%. The decrease during the nine months ended September 30, 2007 resulted primarily from principal repayments exceeding loan originations.

Deposits at September 30, 2007 totaled $470.1 million as compared with $469.9 million at December 31, 2006, representing an increase of $180,000 or 0.04%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $87.0 million at September 30, 2007 as compared with $101.0 million at December 31, 2006. The decrease during 2007 resulted from repayments of $14.0 million.

Stockholders’ equity totaled $58.8 million and $58.6 million at September 30, 2007 and December 31, 2006, respectively. The increase of $200,000 for the nine months ended September 30, 2007 resulted primarily from net income of $3.6 million, partially offset by cash dividends paid of $3.4 million.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net income for the three months ended September 30, 2007 totaled $1.1 million as compared with $1.8 million for the three months ended September 30, 2006. The decrease in net income during the 2007 period resulted from a decrease in total interest income and total non-interest income and increases in total interest expense and the provision for loan losses, which were partially offset by a decrease in non-interest expenses and income taxes.

Interest income on loans decreased by $198,000 or 2.67 % to $7.2 million during the three months ended September 30, 2007, when compared with $7.4 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $14.8 million or 3.25% in the average balance of loans outstanding, partially offset by an increase of four basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $250,000 or 14.20% to $1.5 million during the three months ended September 30, 2007, when compared with $1.8 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $19.2 million or 12.69% in the average balance of mortgage-backed securities outstanding, along with an eight basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments decreased $9,000 or 5.10% to $175,000 during the three months ended September 30, 2007, when compared to $184,000 during the same 2006 period primarily due to a decrease of $797,000 or 7.26% in the average balance of such assets outstanding, sufficient to offset an increase of seven-teen basis points in the yield on the portfolio. Interest earned on other interest-earning assets increased by $250,000 or 165.5% to $400,000 during the three months ended September 30, 2007, when compared to $151,000 during the same 2006 period primarily due to an increase of $20.1 million or 169.6% in the average balance of such assets outstanding, sufficient to offset a decrease of nine basis points in the yield on the portfolio.

Interest expense on deposits increased $531,000 or 17.86% to $3.5 million during the three months ended September 30, 2007, when compared to $3.0 million during the same 2006 period. Such increase was primarily attributable to an increase of forty-seven basis points in the cost of interest-bearing deposits, along with an increase of $1.6 million or 0.36% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $121,000 or 10.11% to $1.1 million during the three months ended September 30, 2007, when compared with $1.2 million during the same 2006 period, primarily due to a decrease of $15.6 million or 15.16% in the average balance of advances and other borrowed money outstanding, sufficient to offset an increase of twenty-eight basis points in the cost of advances and other borrowed money.

Net interest income decreased $618,000 or 11.58 % during the three months ended September 30, 2007 when compared with the same 2006 period. Such decrease was due to an increase in total interest expense of $411,000, along with a decrease in total interest income of $207,000. The Bank’s net interest rate spread was 2.55% in 2007 and 2.94% in 2006. There was an increase in the cost of interest-bearing liabilities of forty basis points partially offset by an increase of one basis point in the yield on interest-earning assets.

During the three months ended September 30, 2007 and 2006, the Bank provided $150,000 and $0, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2007 and 2006, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $5.1 million or 0.82% of total assets and $1.8 million or 0.28% of total assets, respectively. At September 30, 2007, $1.7 million of non-performing loans were accruing interest and $3.4 million were on non-accrual status. Included in the non-performing loans were $2.3 million in one-to-four family mortgage loans and $2.2 million in commercial loans. The largest commercial loan ($1.9 million) to a local hospital matured on June 1, 2007 and was not paid. The hospital is presently in bankruptcy, and the repayment of the loan is subject to bankruptcy proceedings. During the three months ended September 30, 2007 and 2006, the Bank charged off loans aggregating $12,000 and $9,000, respectively, and recoveries totaled $100,000 and $0, respectively. The allowance for loan losses amounted to $3.2 million at September 30, 2007, representing 0.73% of total loans and 63.02% of loans delinquent ninety days or more, and $2.7 million at September 30, 2006, representing 0.58% of total loans and 150.2% of loans delinquent ninety days or more.

Non-interest income decreased $447,000 or 46.91% to $505,000 during the three months ended September 30, 2007, from $952,000 during the same 2006 period, non-interest income in 2006 included a gain on sale of $430,000. There were no gains in 2007. Fees and service charges increased $31,000 and miscellaneous income decreased $47,000 when comparing the two periods.

Non-interest expenses decreased $154,000 or 4.52% to $3.3 million during the three months ended September 30, 2007, when compared with $3.4 million during the same 2006 period. Salaries and employee benefits, equipment, advertising and miscellaneous expenses decreased $93,000, $28,000, $50,000, and $75,000, respectively, which was sufficient to offset an increase in net occupancy expenses of premises and professional fees of $6,000 and $86,000, respectively, during the 2007 period when compared with the same 2006 period.

Income taxes totaled $671,000 and $1.1 million during the three months ended September 30, 2007 and 2006, respectively. The decrease during the 2007 period resulted from a decrease in pre-tax income of $1.1 million. The effective income tax rate was 37.0% and 37.7% for the three months ended September 30, 2007 and 2006, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net income decreased $1.6 million or 31.21 % to $3.5 million for the nine months ended September 30, 2007, compared with $5.1 million for the same 2006 period. The decrease in net income during the 2007 period resulted from an increase in total interest expense and the provision for loan losses, along with decreases in total interest income and non-interest income, which were partially offset by decreases in non-interest expenses and income taxes.

Interest income on loans increased by $116,000 or 0.54% to $21.7 million during the nine months ended September 30, 2007, when compared with $21.6 million for the same 2006 period. The increase during the 2007 period resulted from an increase of four basis points in the yield earned on loans, sufficient to offset a decrease of $473,000 or 0.11% in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $936,000 or 16.88% to $4.6 million during the nine months ended September 30, 2007, when compared with $5.6 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $22.5 million or 14.28% in the average balance of mortgage-backed securities outstanding, along with a fourteen basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments decreased $89,000 or 14.72% to $514,000 during the nine months ended September 30, 2007, when compared to $603,000 during the same 2006 period primarily due to an increase of thirty-one basis points in the yield on the portfolio, sufficient to offset a decrease of $2.2 million or 18.53% in the average balance of such assets outstanding. Interest earned on other interest-earning assets increased by $667,000 or 152.42% to $1.1 million during the nine months ended September 30, 2007, when compared to $437,000 during the same 2006 period primarily due to an increase of sixty-seven basis points in the yield on the portfolio, along with an increase of $15.8 million or 119.48% in the average balance of such assets outstanding.

Interest expense on deposits increased $2.0 million or 24.83% to $10.2 million during the nine months ended September 30, 2007, when compared to $8.2 million during the same 2006 period. Such increase was primarily attributable to an increase of sixty-three basis points in the cost of interest-bearing deposits, which was sufficient to offset a decrease of $1.3 million or 0.31% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $91,000 or 2.65% to $3.3 million during the nine months ended September 30, 2007, when compared with $3.4 million during the same 2006 period, primarily due to a decrease of $10.5 million or 10.07% in the average balance of advances and other borrowed money outstanding, sufficient to offset a thirty-six basis point increase in the cost of advances and other borrowed money.

Net interest income decreased $2.2 million or 13.17% during the nine months ended September 30, 2007 when compared with the same 2006 period. Such decrease was due to an increase in total interest expense of $1.9 million, along with a decrease in total interest income of $242,000. The Bank’s net interest rate spread was 2.58% in 2007 and 3.10% in 2006. An increase of four basis points in the yield on interest-earning assets was more than offset by a fifty-five basis point increase in the cost of interest-bearing liabilities.

During the nine months ended September 30, 2007, the Bank provided a provision for loan losses of $520,000. No provision was required for the nine months ended September 30, 2006. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2007 and 2006, the Bank charged off loans aggregating $32,000 and $96,000, respectively, and recoveries totaled $100,000 and $9,000 respectively.

Non-interest income decreased $284,000 or 13.53% to $1.8 million during the nine months ended September 30, 2007, from $2.1 million during the same 2006 period, which resulted from increases in fees and service charges and miscellaneous income of $32,000 and $114,000, respectively, which were more than offset by a decrease in gain on sale of investments of $430,000 when compared with the same 2006 period. The increase in miscellaneous income during the nine months ended September 30, 2007 resulted primarily from an increase in commission income on annuity sales.

Non-interest expenses decreased by $363,000 or 3.47% to $10.1 million during the nine months ended September 30, 2007, when compared with $10.4 million during the same 2006 period. Salaries and employee benefits, net occupancy expense of premises, equipment, advertising, and miscellaneous expenses decreased $237,000, $9,000, $17,000, $58,000 and $132,000, respectively, which was sufficient to offset an increase in professional fees of $90,000, during the 2007 period when compared with the same 2006 period.

Income taxes totaled $2.1 million and $3.1 million during the nine months ended September 30, 2007 and 2006, respectively. The decrease during the 2007 period resulted from a decrease in pre-tax income of $2.6 million. The effective income tax rate was 36.9% and 37.5% for the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 4.71% during the month of September 2007. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2007 and 2006. The primary source of cash from operations was net income. Cash dividends paid during the nine months ended September 30, 2007 and 2006 amounted to $3.4 million, respectively.

The primary sources of investing activities are lending and the purchase of mortgage-backed securities. Loans receivable amounted to $440.8 million and $454.9 million at September 30, 2007 and December 31, 2006, respectively. Securities available for sale totaled $1.0 million and $1.2 million at September 30, 2007 and December 31, 2006, respectively. Mortgage-backed securities held to maturity totaled $128.6 million and $141.1 million at September 30, 2007, and December 31, 2006, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2007, advances from the FHLB amounted to $87.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2007, the Bank had outstanding commitments to originate loans of $4.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $353.7 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at September 30, 2007, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$61,427	17.02%	$28,873	8.00%	$36,091	10.00%
Tier 1 Capital (to risk-weighted assets)	58,344	16.17%	—	—	21,655	6.00%
Core (Tier 1) Capital (to adjusted total assets)	58,344	9.32%	25,029	4.00%	31,287	5.00%
Tangible Capital (to adjusted total assets)	58,344	9.32%	9,386	1.50%	—	—

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at September 30, 2007:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$87,000	$13,000	$36,000	$20,000	$18,000
Certificates of deposit	376,287	353,693	20,359	1,971	264
Lease obligations	2,108	330	528	513	737

Total	$465,395	$367,023	$56,887	$22,484	$19,001

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at September 30, 2007.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$4,080	$4,080	$—	$—	$—
Unused lines of credit	11,751	11,751	—	—	—
Letters of credit	879	792	87	—	—

Total	$16,710	$16,623	$87	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Because the Bank’s interest-bearing liabilities that mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increase in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2007, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$30,211	$(49,927)	(62)%	4.99%	(711)
+200	46,487	(33,651)	(42)%	7.45%	(465)
+100	63,363	(16,775)	(21)%	9.86%	(225)
+ 50	71,800	(8,338)	(10)%	11.01%	(110)
0	80,138	—	—	12.10%	—
- 50	87,763	7,625	10%	13.08%	97
- 100	95,031	14,893	19%	13.98%	188
- 200	106,332	26,194	33%	15.32%	321

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

On August 22, 2000, the Company announced a new share repurchase program authorizing the Company to repurchase up to 256,000 shares of the Company’s common stock. There were no repurchases of common stock during the quarter ended September 30, 2007. There are 41,465 shares remaining that may be repurchased under the program.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Bylaws of Pamrapo Bancorp, Inc.[1]

4	Stock Certificate of Pamrapo Bancorp, Inc.[3]

10.1	Restated Bank Employment Agreement by and between Pamrapo Savings Bank, S.L.A. and William J. Campbell.4*

10.2	Restated Holding Company Employment Agreement by and between Pamrapo Bancorp, Inc. and William J. Campbell.4*

10.3	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo (filed herewith).*

10.4	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter.4*

10.5	Outside Director Consultation and Retirement Plan.[5]

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[6]

11	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[4]	Incorporated herein by reference to the Current Report on Form 8-K filed on October 29, 2007.
[5]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
[6]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: November 9, 2007	By:	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer