Form 10-K
period 2007-12-31
PAMRAPO BANCORP INC
filed 2008-03-17
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-18014

PAMRAPO BANCORP, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2984813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 AVENUE C, BAYONNE, NEW JERSEY 07002

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (201) 339-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Note—Checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value, based upon the last sales price of $19.66 as quoted on The NASDAQ Global Market for June 29, 2007, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $74,963,000.

The Registrant had 4,975,542 shares of Common Stock outstanding as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank’s principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) which is administered by the FDIC. At December 31, 2007, the Bank had total assets of $657.4 million, deposits of $512.4 million and stockholders’ equity of $54.1 million before elimination of intercompany accounts with the Company.

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

Lending Activities

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2007, the Bank’s total gross loans outstanding amounted to $443.7 million, of which $268.0 million consisted of loans secured by one- to four-family residential properties, $15.5 million consisted of construction and land loans, $147.6 million consisted of loans secured by multi-family and commercial real estate, and $10.3 million consisted of commercial loans. Substantially all of the Bank’s real estate loan portfolio consists of conventional mortgage loans.

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2003		2004		2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Mortgage Loans:
Permanent:
Fixed-rate	$308,437	81.46%	$319,043	80.61%	$346,456	79.05%	$352,913	77.59%	$336,620	76.67%
Adjustable rate	1,804.48		3,039.77		6,316	1.44	8,188	1.80	7,098	1.62
Construction(1)	12,599	3.32	18,272	4.61	16,299	3.72	17,224	3.78	15,533	3.53

Total mortgage loans	322,840	85.26	340,354	85.99	369,071	84.21	378,325	83.17	359,251	81.82

Commercial Loans	407.11		659.17		5,858	1.34	9,037	1.99	10,318	2.35

Consumer Loans:
Passbook or certificate	586.16		733.19		763.18		719.16		720.16
Home improvement	229.06		133.03		57.01		36.01		25.01
Equity and second mortgages	59,758	15.78	59,015	14.91	66,494	15.17	70,507	15.50	71,902	16.38
Automobile	734.19		637.16		680.16		536.12		561.13
Personal	1,144.30		1,041.26		1,052.24		1,146.25		938.21

Total consumer loans	62,451	16.49	61,559	15.55	69,046	15.76	72,944	16.04	74,146	16.89

Total loans	385,698	101.86	402,572	101.71	443,975	101.31	460,306	101.20	443,715	101.06

Less:
Allowance for loan losses	2,515.66		2,495.63		2,755.63		2,651.58		3,155.72
Loans in process	5,168	1.36	5,155	1.30	4,020.92		4,012.88		2,719.62
Deferred loan fees (costs)	(626)	(.16)	(878)	(.22)	(1,050)	(.24)	(1,216)	(.26)	(1,212)	(.28)

Total	7,057	1.86	6,772	1.71	5,725	1.31	5,447	1.20	4,662	1.06

Total net loans	$378,641	100.00%	$395,800	100.00%	$438,250	100.00%	$454,859	100.00%	$439,053	100.00%

Mortgage-Backed Securities:
GNMA(2)	$682.31%		$421.21%		$253.15%		$168.12%		$127.10%
FHLMC(3)(6)	147,341	66.98	140,821	69.99	118,507	70.63	100,185	70.69	86,975	69.90
FNMA(4)(6)	55,246	25.12	42,660	21.20	32,623	19.44	27,127	19.14	24,725	19.87
CMO(5)	15,054	6.84	16,027	7.97	15,428	9.20	13,334	9.41	12,029	9.67

Total mortgage-backed securities	218,323	99.25	199,929	99.37	166,811	99.42	140,814	99.36	123,856	99.54
Add/Less:
Premiums (discounts), net (6)	1,632.74		1,246.62		970.58		903.64		567.46
Unrealized gain on securities available for sale	25.01		16.01		8	—	7	—	5	—

Net mortgage-backed securities	$219,980	100.00%	$201,191	100.00%	$167,789	100.00%	$141,724	100.00%	$124,428	100.00%

(1)	Includes acquisition, development and land loans.
(2)	Government National Mortgage Association (“GNMA”).
(3)	Federal Home Loan Mortgage Corporation (“FHLMC”).
(4)	Federal National Mortgage Association (“FNMA”).
(5)	Collateralized Mortgage Obligations.
(6)	Includes available for sale securities having a principal balance of $1,537,000 for 2003, a principal balance of $1,098,000 for 2004, a principal balance of $772,000 for 2005, a principal balance of $662,000 for 2006, and a principal balance of $517,000 for 2007.

The following table sets forth the composition of the Bank’s gross loan portfolio by type of security at the dates indicated.

	As of December 31,
	2005		2006		2007
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
One- to four-family (2)	$273,555	61.62%	$276,232	60.01%	$268,048	60.41%
Multi-family (2)	63,501	14.30	71,323	15.50	63,652	14.35
Commercial real estate (2)	82,267	18.53	84,088	18.27	83,944	18.92
Construction and land	16,299	3.67	17,224	3.74	15,533	3.50
Commercial	5,858	1.32	9,037	1.96	10,318	2.32
Consumer-secured and unsecured	2,495.56		2,402.52		2,220.50

Total gross loans	$443,975	100.00%	$460,306	100.00%	$443,715	100.00%

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Mortgage Loans (gross):
At beginning of period	$340,354	$369,071	$378,325

Mortgage loans originated:
One- to four-family residential	63,019	46,533	11,676
Multi-family residential	11,295	9,456	1,483
Commercial	18,635	12,975	7,964
Construction (1)	12,827	12,350	6,616

Total mortgage loans originated	105,776	81,314	27,739

Mortgage loans sold	—	—	1,500
Charge-offs	—	86	183
Transfer to REO	—	—	486
Repayments	77,059	71,974	44,644

At end of period	$369,071	$378,325	$359,251

Commercial Loans (gross):
At beginning of period	$659	$5,858	$9,037
Commercial loans originated	10,915	5,005	4,301
Charge-offs	—	—	54
Repayments	5,716	1,826	2,966

At end of period	$5,858	$9,037	$10,318

Consumer Loans (gross) (2)
At beginning of period	$61,559	$69,046	$72,944
Consumer loans originated	29,484	26,782	20,367
Charge-offs	21	27	33
Repayments	21,976	22,857	19,132

At end of period	$69,046	$72,944	$74,146

Mortgage-backed securities (gross):
At beginning of period	$199,929	$166,811	$140,814
Mortgage-backed securities purchased	9,993	—	3,970
Sold	3,912	—	—
Repayments	39,199	25,997	20,928

At end of period	$166,811	$140,814	$123,856

(1)	Includes acquisition, development and land loans.
(2)	Includes equity and second mortgages.

LOAN MATURITY. The following table sets forth the maturity of the Bank’s gross loan portfolio at December 31, 2007. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $104.8 million, $96.7 million and $66.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

	One- to four- family residential mortgage loans (1)	Multi-family and commercial real estate loans (1)	Construction Loans (2)	Consumer- secured and unsecured loans	Commercial Loans	Total
	(In thousands)
Amounts due:
Within 1 year	$257	$821	$15,408	$47	$6,663	$23,196

After 1 year:
1 to 3 years	890	564	19	625	308	2,406
3 to 5 years	2,865	2,902	76	544	2,998	9,385
5 to 10 years	25,851	17,285	30	755	20	43,941
10 to 20 years	82,182	124,214	—	249	329	206,974
Over 20 years	156,003	1,810	—	—	—	157,813

Total due after 1 year	267,791	146,775	125	2,173	3,655	420,519

Total amounts due	$268,048	$147,596	$15,533	$2,220	$10,318	$443,715

Less:
Allowance for loan losses						3,155
Loans in process						2,718
Deferred loan fees (costs)						(1,211)

Total						$439,053

(1)	Includes equity, second mortgage and home improvement loans.
(2)	Includes acquisition, development and land loans.

The following table sets forth at December 31, 2007, the dollar amount of all mortgage, consumer, commercial and construction loans, due after December 31, 2008, which have fixed interest rates or adjustable interest rates:

	Due after December 31, 2008
	Fixed Rates	Floating or Adjustable Rates	Total Due After One Year
	(In thousands)
One- to four-family residential (1)	$258,171	$9,620	$267,791
Construction loans	125	—	125
Multi-family and commercial real estate (1)	140,498	6,277	146,775
Commercial loans	3,655	—	3,655
Consumer-secured and unsecured loans	1,462	711	2,173

Totals	$403,911	$16,608	$420,519

(1)	Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences and multi-family residences. As of December 31, 2007, 96.4% of the gross loan portfolio were fixed-rate loans and 3.6% were ARMs, and were originated for the Bank’s portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2007, $331.7 million or 74.7% of the Bank’s total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $268.0 million were one- to four-family loans and $63.7 million were multi-family loans.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank’s portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank’s policy to enforce due-on-sale provisions. As of December 31, 2007, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 5.75% on 15-year loans and 6.00% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2007, $63.7 million or 14.4% of the Bank’s total gross loan portfolio consisted of multi-family residential loans.

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

The interest rates and terms of the construction and land development loans vary, depending upon market conditions, the size of the construction or development project and negotiations with the borrower. Advances are generally made to the borrower to cover actual construction costs incurred. On larger construction loans, the Bank requires the project to be built out in phases. Advancement of funds is dependent upon completion of the project stages. The Bank generally limits its exposure to 75% of the projected market value of the completed project. The amount of the loans are generally determined as follows: (i) land acquisition loans with no immediate plans for construction are limited to 65% of the appraised value of the land; (ii) acquisition and development loans are limited to 65% of appraised value of the improved lot not to exceed 150% of the original acquisition cost; (iii) in addition to the disbursement for acquisition and development, in an acquisition, development and construction loan, the Bank will not advance more than 90% of the construction costs; and (iv) loans secured by previously owned vacant land are limited to 65%. Prior to making any disbursements, the Bank requires that the projects securing the construction and development loans be inspected. The Bank will finance the construction of properties without a prospective buyer or without permanent take-out financing in place at the time of origination.

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

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2007, $15.5 million or 3.5% of the Bank’s gross loan portfolio consisted of acquisition, development, construction and land loans varied in size from $50,000 to $1.2 million.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $83.9 million, or 18.9% of the Bank’s total gross loan portfolio, at December 31, 2007. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank’s commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant’s personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2007, the balance of such loans was $12.5 million, or 2.8% of the Bank’s total gross loan portfolio.

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

Lending Authority. The Bank’s Executive Committee has the authority to approve loans up to $750,000, with the stipulation that loans approved in excess of $500,000 must be reported at the next Board of Directors meeting. The Bank’s Vice President and Loan Officer have the authority to approve consumer and equity loans of up to $350,000.

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2007, the Bank was servicing $1.7 million of loans for others.

Loan Origination Fees and Costs. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.2 million in net deferred origination costs at December 31, 2007.

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

	At December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
One- to four-family residential real estate loans (1):
Non-accrual loans	$511	$696	$493	$529	$1,239
Accruing loans 90 days overdue	378	81	332	993	592

Total	889	777	825	1,522	1,831

Multi-family residential and commercial real estate loans (1):
Non-accrual loans	298	1,067	647	345	246
Accruing loans 90 days overdue	236	236	463	383	1,031

Total	534	1,303	1,110	728	1,277

Construction loans (2):
Non-accrual loans	—	456	—	—	—
Accruing loans 90 days overdue	—	—	—	—	438

Total	—	456	—	—	438

Commercial loans:
Non-accrual loans	—	—	—	—	1,881
Accruing loans 90 days overdue	119	—	—	—	—

Total	119	—	—	—	1,881

	At December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Consumer loans:
Non-accrual loans	—	42	33	22	44
Accruing loans 90 days overdue	15	9	1	7	12

Total	15	51	34	29	56

Total non-performing loans:
Non-accrual loans	809	2,261	1,173	896	3,410
Accruing loans 90 days overdue	748	326	796	1,383	2,073

Total	$1,557	$2,587	$1,969	$2,279	$5,483

Total foreclosed real estate, net of related reserves	$—	$—	$—	$—	$486

Total non-performing loans and foreclosed real estate to total assets	0.24%	0.41%	0.30%	0.36%	0.91%

(1)	Includes equity and second mortgage loans.
(2)	Includes acquisition and development loans.

At December 31, 2005, 2006 and 2007, non-accrual loans for which interest has been discontinued totaled approximately $1.2 million, $896,000, and $3.4 million, respectively. During the years ended December 31, 2005, 2006 and 2007 the Bank recognized interest income of approximately $32,000, $10,000 and $86,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $88,000, $67,000 and $261,000 for the years ended December 31, 2005, 2006 and 2007, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 2005, 2006 and 2007, respectively, delinquencies in the Bank’s portfolio were as follows:

	At December 31, 2005				At December 31, 2006				At December 31, 2007
	60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Delinquent loans	10	$464	18	$1,969	19	$2,513	25	$2,279	13	$1,460	31	$5,483
As a percent of total gross loans		0.10%		0.44%		0.55%		0.50%		0.33%		1.24%

As of December 31, 2007, the Bank had 31 loans which were 90 days or more past due totaling $5.5 million. The average balance of such loans was approximately $177,000. Most of the loans are of moderate size, with the largest balance being $1.9 million, which is a loan to a local hospital. The loan matured on June 1, 2007 and was not paid. The hospital is presently in bankruptcy, and repayment of the loan is subject to the bankruptcy proceedings. All loans are within the Bank’s lending areas.

The Bank’s level of non-performing loans 90 days or more delinquent increased from $2.3 million at December 31, 2006 to $5.5 million at December 31, 2007. The total of such loans in the lower risk one- to four-family residential category increased to $1.8 million from $1.5 million at December 31, 2006. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, increased from $728,000 at December 31, 2006 to $1.3 million at December 31, 2007. The $1.9 million loan discussed above was the only non-performing commercial loan at December 31, 2007. There were no non-performing commercial loans at December 31, 2006.

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

Management of the Bank has classified $6.0 million of its assets as substandard and approximately $44,000 as related loss based upon its review of the Bank’s loan portfolio. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank’s Asset Classification Committee carefully monitors all of the Bank’s delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2007, the allowance for loan losses totaled $3.2 million.

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

During the years ended December 31, 2005, 2006 and 2007, gross charge-offs totaled $21,000, $113,000 and $270,000, respectively.

The following table sets forth the activity of the Bank’s allowance for loan losses at the dates indicated:

	At or for the year ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Balance at beginning of period	$2,550	$2,515	$2,495	$2,755	$2,651

Provision for loan losses	84	82	110	—	670

Net charge-offs (recoveries):
Real estate mortgage loans	35	39	—	86	183
Consumer loans	91	68	21	27	33
Commercial loans	—	—	—	—	54
Recoveries	(7)	(5)	(171)	(9)	(104)

Net charge-offs (recoveries)	119	102	(150)	104	166

Balance at end of period	$2,515	$2,495	$2,755	$2,651	$3,155

Ratio of net charge offs during the period to average loans receivable during the period	.04%	.03%	—	.02%	.04%
Ratio of allowance for loan losses to total outstanding loans (gross) at the end of period	.65%	.62%	.62%	.58%	.71%
Ratio of allowance for loan losses to non-performing loans	161.53%	96.44%	139.93%	116.32%	57.54%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2003			2004			2005			2006			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$2,240	89.07%	99.25%	$2,270	90.98%	99.24%	$2,470	89.66%	98.12%	$2,201	83.03%	97.52%	$2,138	67.77%	97.18%
Consumer loans	200	7.95	0.64	150	6.01	0.60	110	3.99	0.56	150	5.65	0.52	103	3.26	0.50
Commercial loans	75	2.98	0.11	75	3.01	0.16	175	6.35	1.32	300	11.32	1.96	914	28.97	2.32

Total allowance	$2,515	100.00%	100.00%	$2,495	100.00%	100.00%	$2,755	100.00%	100.00%	$2,651	100.00%	100.00%	$3,155	100.00%	100.00%

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments were minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2007 ranging from 4% to 10%. At December 31, 2007, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $123.9 million or 18.8% of total assets. The carrying value of such securities amounted to $167.8 million, $141.7 million and $124.4 million at December 31, 2005, 2006, and 2007, respectively, and the fair market value of such securities totaled approximately $163.9 million, $137.1 million and $121.9 million at December 31, 2005, 2006, and 2007, respectively.

The following table sets forth the contractual maturities of the Bank’s gross mortgage-backed securities portfolio, which includes available for sale and held to maturity mortgage-backed securities, at December 31, 2007.

	Contractual Maturities Due in Year(s) Ended December 31,
	2008-2009	2010-2011	2012-2016	2017-2026	2027 and Thereafter	Total
	(In thousands)
Mortgage-backed securities:
Held to maturity	$135	$362	$5,225	$112,872	$4,746	$123,340
Available for sale	—	—	—	426	90	516

Total	$135	$362	$5,225	$113,298	$4,836	$123,856

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

Investment Portfolio

The following table sets forth certain information regarding the Bank’s investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

	At December 31,
	2005		2006		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments:
Mutual Fund available for sale (1)(2)	$1,561	$1,520	$—	$—	$—	$—
Equity securities available for sale (1)	7	521	—	—	—	—
FHLB-NY stock (1)	5,954	5,954	5,721	5,721	4,996	4,996
Subordinated Notes (3)	10,287	10,795	9,168	9,599	9,043	9,305
Municipal Obligations (3)	—	—	—	—	1,334	1,345
Trust originated preferred security (2)	500	500	500	500	400	396
Net unrealized gain on available for sale securities	473	—	—	—	—	—

Total investment securities	$18,782	$19,290	$15,389	$15,820	$15,773	$16,042

Other interest-earning assets:
Interest bearing deposits	$4,161	$4,161	$8,790	$8,790	$62,976	$62,976

Total investment portfolio	$22,943	$23,451	$24,179	$24,610	$78,749	$79,018

(1)	No stated maturity.
(2)	For further information, see Note 2 to the Company’s Financial Statements in the 2007 Annual Report to Shareholders.
(3)	For further information, see Note 3 to the Company’s Financial Statements in the 2007 Annual Report to Shareholders.

At December 31, 2007, the Bank had $6.0 million invested in subordinated notes with Columbia Financial Inc. Other than this investment, the Bank had no other investments with any one issuer that exceeded 10% of stockholders’ equity.

The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the portfolio:

	At December 31, 2007
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Subordinated Notes	$—	—%	$9,043	8.48%	$—	—%	$—	—%	$9,043	8.48%
Municipal Obligations	—	—	—	—	—	—	1,334	4.16%	1,334	4.16%
Trust originated preferred securities	$—	—%	$9,043	8.48%	$—	—%	400	7.75%	400	7.75%

Total debt securities	$—	—%	$9,043	8.48%	$—	—%	$1,734	4.99%	$10,777	7.92%

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo’s deposits are obtained primarily from the Hudson County area. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $38.0 million or 8.1% from $469.9 million at December 31, 2006 to $507.9 million at December 31, 2007.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank’s deposit accounts at the dates indicated:

	At December 31,
	2005			2006			2007
	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Passbook and club Accounts	$155,913	32.89%	1.25%	$135,503	28.83%	1.41%	$122,923	24.20%	1.13%
0.00% demand	37,965	8.01	0.00	43,848	9.33	0.00	38,226	7.52	0.00
NOW	40,016	8.44	1.00	36,455	7.76	1.00	82,088	16.16	1.52
Super NOW	238.05		1.00	163.03		1.00	234.05		1.00
Money market demand	33,647	7.10	1.24	24,148	5.14	1.25	26,305	5.18	2.87

Total passbook, club, NOW, and money market accounts	267,779	56.49	1.03	240,117	51.09	1.07	269,776	53.11	1.26

Certificate accounts:
91-day	41,931	8.85	2.77	62,027	13.20	4.34	70,169	13.81	4.77
26-week	88,711	18.72	3.22	106,204	22.60	4.63	115,331	22.70	4.54
12- to 30-month	23,770	5.01	3.15	15,018	3.20	4.27	8,661	1.71	4.54
30- to 48-month	20,774	4.38	3.64	15,989	3.40	4.02	10,556	2.08	4.28
IRA and KEOGH	31,038	6.55	2.89	30,586	6.51	3.94	33,468	6.59	4.37

Total certificates	206,224	43.51	3.12	229,824	48.91	4.39	238,185	46.89	4.57

Total deposits	$474,003	100.00%	1.94%	$469,941	100.00%	2.69%	507,961	100.00%	2.81%

The following table sets forth the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Net (withdrawals) deposits	$(24,082)	$(15,376)	$24,321
Interest credited	8,735	11,314	13,699

Net (decrease) increase in deposits	$(15,347)	$(4,062)	$38,020

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2007.

	At December 31,			At December 31, 2007, Maturing in
	2005	2006	2007	One Year or Less	Two Years	Three Years	Greater than Three Years
	(In thousands)
2.99% or less	$91,018	$4,862	$856	$718	$99	$—	$39
3.00% to 4.99%	113,300	206,519	225,569	209,846	11,821	3,300	602
5.00% to 5.99%	1,865	18,443	11,760	9,265	1,368	488	639
6.00% to 6.99%	41	—	—	—	—	—	—

Total	$206,224	$229,824	$238,185	$219,829	$13,288	$3,788	$1,280

At December 31, 2007, the Bank had outstanding $111.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Amount (In thousands)
Three months or less	$37,747
Over three through six months	34,997
Over six through twelve months	30,982
Over twelve months	7,605

Total	$111,331

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2007, outstanding advances from the FHLB-NY amounted to $84.0 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, maturing in the periods indicated:

	At December 31,
	2005		2006		2007
	(Dollars in thousands)
Maturing by December 31,	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
2006	3.49%	$38,400	—%	$—	—%	$—
2007	2.91	17,000	2.91	17,000	—	—
2008	4.43	22,000	4.24	15,000	4.24	15,000
2009	5.58	15,000	5.25	18,000	5.25	18,000
2010	4.93	8,000	5.59	23,000	5.59	23,000
2011	4.67	3,000	5.24	10,000	5.24	10,000
2015	4.80	3,000	4.80	3,000	4.80	3,000
2016	—	—	4.05	15,000	4.05	15,000

	4.07%	$106,400	4.59%	$101,000	4.93%	$84,000

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) to invest, without regulatory approval, an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2007, Pamrapo had $141,000 and $213.6 million of its assets invested in Pamrapo Service Corporation and Pamrapo Investment Company, respectively, each of which is a wholly owned subsidiary of the Bank. Currently, Pamrapo Service Corporation’s only activity is marketing products such as annuities, life insurance, mutual funds and other equity securities and providing financial planning services. Pamrapo Investment Company manages and maintains certain tangible assets of the Bank for investment purposes.

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

A large portion of the Bank’s real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2007, approximately 96% of the Bank’s gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank’s yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank’s interest rate spread.

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

	Year Ended December 31,												At December 31,
	2005				2006				2007				2007
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Actual Balance	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$417,699	$26,616	6.37%		$448,917	$28,937	6.45%		$444,389	$28,838	6.49%		$439,053	6.51%
Mortgage-backed securities	184,341	8,667	4.70		154,471	7,222	4.68		133,116	6,003	4.51		123,907	4.77
Investments (2)	11,886	800	6.73		11,465	773	6.74		10,072	695	6.90		11,294	7.83
Other interest-earning assets	13,295	434	3.26		13,343	605	4.53		32,030	1,566	4.89		67,972	3.19

Total interest-earning assets	627,221	36,517	5.82		628,196	37,537	5.98		619,607	37,102	5.99		642,226

Non-interest-earning assets	14,633				14,932				12,433				15,202

Total assets (1)	$641,854				$643,128				$632,040				$657,428

Interest-bearing liabilities:
Passbook and club account	164,229	2,219	1.35		146,117	2,017	1.38		125,809	1,623	1.29		122,923	1.13
NOW and money market accounts	75,839	886	1.17		67,523	780	1.15		82,466	1,006	1.22		108,628	1.85
Certificates of Deposits	205,306	5,630	2.74		218,635	8,517	3.90		227,840	11,070	4.81		238,184	4.57
Advances and other borrowings	94,778	3,695	3.90		104,042	4,667	4.59		91,346	4,384	4.80		84,000	4.93

Total interest-bearing liabilities	540,152	12,430	2.30		536,317	15,981	2.98		527,461	18,083	3.43		553,735	3.35

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	38,021				39,361				38,352				38,226
Other	7,043				7,690				6,982				6,828

Total non-interest-bearing Liabilities	45,064				47,051				45,334				45,054

Total liabilities	585,216				583,368				572,795				598,789

Stockholders’ equity	56,638				59,760				59,245				58,639

Total liabilities and stockholders’ equity	$641,854				$643,128				$632,040				$657,428

Net interest income/interest rate spread		$24,087	3.52%			$21,556	3.00%			$19,019	2.56%

Net interest-earning assets/net yield on interest-earning assets	$87,069		3.84%		$91,879		3.43%		$92,146		3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.16	x			1.17	x			1.17	x

(1)	Non-accruing loans are part of the average balances of loans outstanding.
(2)	Includes held to maturity and available for sale.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts, which totaled $122.9 million at December 31, 2007, are withdrawn at the following rates: 11.55% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts, which totaled $26.3 million at December 31, 2007, are withdrawn at the following rates: 11.36% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its NOW and Super NOW accounts, which totaled $82.3 million at December 31, 2007, are withdrawn at the following rates: 11.36% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown.

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-earning Assets:
Loans	$23,196	$2,406	$9,385	$43,941	$206,974	$157,813	$443,715
Mortgage-backed securities	9	487	693	18,714	103,043	910	123,856
Investments	—	3,000	6,000	1,335	—	400	10,735
Other interest-earning assets (1)	67,972	—	—	—	—	—	67,972

Total interest-earning assets	91,177	5,893	16,078	63,990	310,017	159,123	646,278

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-bearing Liabilities:
NOW and Super NOW Accounts (2)	9,352	15,637	12,286	20,397	17,269	7,381	82,322
Money market accounts	2,988	4,997	3,926	6,518	5,518	2,358	26,305
Passbook and club accounts	14,198	23,299	18,306	30,392	25,731	10,997	122,923
Certificate accounts	219,829	17,076	1,022	258	—	—	238,185
Advances	15,000	41,000	10,000	18,000	—	—	84,000

Total interest-bearing Liabilities	261,367	102,009	45,540	75,565	48,518	20,736	553,735

Interest sensitivity gap per period	(170,190)	(96,116)	(29,462)	(11,575)	261,499	138,387	92,543

Cumulative interest sensitivity gap	$(170,190)	$(266,306)	$(295,768)	$(307,343)	$(45,844)	$92,543

Cumulative gap as a percent of interest-earning assets	(26.33)%	(41.21)%	(45.76)%	(47.56)%	(7.09)%	14.32%

Cumulative interest-sensitive assets as a percent of interest-sensitive liabilities	34.88%	26.71%	27.67%	36.56%	91.40%	116.71%

(1)	Includes stock, which has no stated maturity and interest-earning deposits in banks.
(2)	Excludes non-interest-earning bearing accounts.

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

	Year Ended December 31,
	2006 v. 2005			2007 v. 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$1,965	$355	$2,321	$(285)	$186	$(99)
Mortgaged-backed securities	(1,412)	(32)	(1,445)	(996)	(223)	(1,219)
Investments	295	2	297	(94)	16	(78)
Other interest-earning assets	(155)	2	(153)	846	115	961

Total interest income	693	327	1,020	(529)	94	(435)

Interest expense:
Passbook and club accounts	(247)	45	(202)	(281)	(113)	(394)
NOW and money market accounts	(92)	(13)	(105)	370	(144)	226
Certificates of deposit	364	2,522	2,886	419	2,134	2,553
Advances and other borrowings	325	647	972	(529)	246	(283)

Total interest expense	350	3,201	3,551	(21)	2,123	2,102

Net change in net interest	$343	$(2,874)	$(2,531)	$(508)	$(2,029)	$(2,537)

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2007, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2007:

	Actual Amount	Required Amount	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$55,449	$9,861	$45,588	8.43%	1.50%
Core (Leverage)	55,449	26,295	29,154	8.43%	4.00%
Risk-based	57,902	29,279	28,623	15.82%	8.00%

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

Insurance of Deposit Accounts. Deposits of the Bank are presently insured by DIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for DIF member institutions are determined semiannually by the FDIC and currently range from five basis points for the healthiest institutions to 43 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF (now a predecessor to DIF).

The Bank’s assessment rate for the year ended December 31, 2007 was 5.75 basis points and $203,000 in premiums which would have been paid were offset by the One-time Assessment Credits (OTAC) that was eligible from The Federal Deposit Insurance Reform Act of 2005 (FDIRA). The ending credit balance remaining as of December 31, 2007 is $225,000, which will be used to offset future assessments. Payments on the FICO bonds amounted to $56,000. A significant increase in DIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2007, the Bank’s limit on loans to one borrower was $8.7 million. At December 31, 2007, the Bank’s largest aggregate outstanding balance of loans to one borrower was $3.4 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2007, the Bank maintained 71.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2007, the Bank was classified as a Tier 1 Bank.

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

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution “maintain sufficient liquidity to ensure its safe and sound operation.” The Bank’s average liquidity ratio for the month of December 2007 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 12.67%, and in the opinion of management meets current requirements for Bank’s safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2007 totaled $147,000.

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

Standards for Safeguarding Customer Information. In 1999, the President signed the Gramm-Leach-Bliley Act into law. Section 501 of the Act requires that bank regulatory agencies establish appropriate standards for financial institutions relating to the administrative, technical, and physical safeguards for customer records and information. Accordingly, the OTS, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published Interagency Guidelines for Safeguarding Customer Information in February of 2001. The Customer Information Guidelines require the Bank to adopt a comprehensive written information security program that is designed to protect against unauthorized access to or use of customers’ nonpublic personal information. All elements of the security program must be coordinated among all parts of the bank. The Board of Directors of the Bank must approve the written information security program and oversee its development, implementation and maintenance. The Bank must identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer information systems, assess the likelihood and potential damage of these threats (taking into consideration the sensitivity of customer information), and assess the sufficiency of policies, procedures, customer information systems, and other arrangements in place to control risks. In order to manage and control any risk, the Bank should design its information security program to control the identified risks, commensurate with the sensitivity of the information as well as the complexity and scope of the Bank’s activities and adopt such measures listed in the Guidelines regarding access, controls, encryption and other procedures that the Bank concludes are appropriate. In addition, banks are required to exercise due diligence in selecting service providers having access to customer information, require such service providers by contract to implement appropriate measures designed to meet the objectives of the Guidelines, and monitor such service providers to confirm that they have satisfied their obligations under the contract. The Bank must report to its Board at least annually describing the overall status of the information security program and the Bank’s compliance with the Guidelines.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $43.9 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $43.9 million, the reserve requirement was $1.0 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past ten years. For its 2007 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

State and Local Taxation

New Jersey Taxation. The Company, the Bank and the Bank’s subsidiaries, Pamrapo Service Corporation and Pamrapo Investment Company, file separate New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 9.36% of taxable income. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey income tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000) and investment companies are presently taxed at a rate equal to 3.60% of taxable income.

Personnel

As of December 31, 2007, the Bank had 86 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on our historical loss experience, as well as an evaluation of the risks associated with our loans held for investment. During the year ended December 31, 2007, loans charged off totaled $270,000. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot provide assurance that we will not need to increase our allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

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

As of December 31, 2007, William J. Campbell, our President and Chief Executive Officer, owned approximately 12% of our outstanding common stock. As a result, he will have the ability to significantly influence the election and removal of our board of directors, as well as the outcome of any other matters to be decided by a vote of stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change in control may be perceived by some to be in the best interest of our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Bank conducts its business through eleven branch offices and one administrative office. Four offices have drive-up facilities. The Bank has eleven automatic teller machines at its branch facilities and four other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2007. The total net book value of the Bank’s premises and equipment at December 31, 2007 was $3.3 million.

Location	Year Office Opened	Net Book Value
	(In thousands)
Executive Office
591-597 Avenue C Bayonne, New Jersey	1985	$1,373
Branch Offices
611 Avenue C Bayonne, New Jersey	1984	581
155 Broadway Bayonne, New Jersey	1973	84
175 Broadway(1) Bayonne, New Jersey	1985	—
861 Broadway Bayonne, New Jersey	1962	77
987 Broadway Bayonne, New Jersey	1977	219
1475 Bergen Boulevard(1) Fort Lee, New Jersey	1990	—
544 Broadway(1) Bayonne, New Jersey	1995	12
401 Washington Street(1) Hoboken, New Jersey	1990	22
473 Spotswood Englishtown Road(1) Monroe, New Jersey	1998	48
181 Avenue A(1) Bayonne, New Jersey	2004	113
211-A Washington Street(1) Jersey City, New Jersey	2006	155

Net book value of properties		2,684
Furnishings and equipment (2)		656

Total premises and equipment		$3,340

(1)	Leased Property.
(2)	Includes off-site ATMs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the market for Registrant’s common stock and related stockholder matters appears under Market for Common Stock and Related Matters in the Registrant’s 2007 Annual Report to Shareholders on pages 42 and 43 and is incorporated herein by reference.

The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2007 to October 31, 2007	—		$—
November 1, 2007 to November 30, 2007	—		—
December 1, 2007 to December 31, 2007	—		—
Total	—		—

(1)	As of December 31, 2007.
(2)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000.

Item 6. Selected Financial Data.

The selected financial data appears under Selected Consolidated Financial Condition and Operating Data of the Company in the Registrant’s 2007 Annual Report to Shareholders on pages 40 and 41 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The above-captioned information appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2007 Annual Report to Shareholders on pages 4 through 10 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk and—Net Portfolio Value in the Registrant’s 2007 Annual Report to Shareholders on pages 9 and 10 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements, and related notes thereto, of the Company and its subsidiaries, together with the report thereon by Beard Miller Company LLP appear in the Registrant’s 2007 Annual Report to Shareholders on pages 11 through 41 and are incorporated herein by reference.

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

March 10, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Registered Public Accounting Firm that audited the consolidated financial statements included in the Registrant’s 2007 Annual Report to Shareholders has also issued an attestation on the Company’s internal control over financial reporting.

/s/ William J. Campbell
William J. Campbell
Chief Executive Officer

/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pamrapo Bancorp, Inc

We have audited Pamrapo Bancorp, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pamrapo Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income and changes in stockholders’ equity and cash flows of Pamrapo Bancorp, Inc. and subsidiaries, and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Pine Brook, New Jersey

March 10, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officers and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics is available free of charge by writing to the Secretary of the Company at 611 Avenue C, Bayonne, New Jersey 07002.

The information relating to directors, executive officers and audit committee of the Registrant and with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2008, which will be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year 2007 (“Proxy Statement”).

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	—		$—

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	—		$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 2007 Annual Report to Shareholders.
Page

Report of Independent Registered Public Accounting Firm	11

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	12

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	13

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	14

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	15

Notes to Consolidated Financial Statements	17

The remaining information appearing in the 2007 Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]
3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]
3.2	Pamrapo Bancorp, Inc. By-laws.[3]
4	Stock Certificate of Pamrapo Bancorp, Inc.[4]
10.1	Restated Bank Employment Agreement by and between Pamrapo Savings Bank, S.L.A. and William J. Campbell.5 *
10.2	Restated Holding Company Employment Agreement by and between Pamrapo Bancorp, Inc. and William J. Campbell.5 *
10.3	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter.5 *
10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo. 6 *
10.5	Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan. [7]
10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]
11	Computation of earnings per share (filed herewith).
13	Portions of the 2007 Annual Report to Shareholders (filed herewith).
14	Code of Ethics.[9]
21	Subsidiary information is incorporated herein by reference to “Part I—Subsidiaries.”
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Current Report on Form 8-K filed on October 29, 2007.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[9]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.
Dated: March 17 2008

	By:	/s/ William J. Campbell
William J. Campbell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Campbell William J. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Kenneth D. Walter Kenneth D. Walter	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Daniel J. Massarelli Daniel J. Massarelli	Chairman of the Board and Director	March 17, 2008

/s/ John A. Morecraft John A. Morecraft	Vice Chairman of the Board and Director	March 17, 2008

/s/ Patrick D. Conaghan Patrick D. Conaghan	Director	March 17, 2008

/s/ Francis J. O’Donnell Francis J. O’Donnell	Director	March 17, 2008

/s/ Kenneth Poesl Kenneth Poesl	Director	March 17, 2008

/s/ Robert Doria Robert Doria	Director	March 17, 2008

/s/ Herman L. Brockman Herman L. Brockman	Director	March 17, 2008