Form 10-Q
period 2008-03-31
PAMRAPO BANCORP INC
filed 2008-05-09
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value per share 4,975,542 shares outstanding as of May 7, 2008.

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and amounts due from depository institutions	$6,606,509	$3,919,627
Interest-bearing deposits in other banks	60,100,642	62,976,392

Total cash and cash equivalents	66,707,151	66,896,019

Securities available for sale	857,248	917,047
Investment securities held to maturity; estimated fair value of $10,502,000 (2008) and $10,650,000 (2007)	10,356,633	10,376,920
Mortgage-backed securities held to maturity; estimated fair value of $128,286,000 (2008) and $121,422,000 (2007)	128,275,355	123,906,632
Loans receivable (net of allowance for loan losses of $3,232,000 (2008) and $3,155,000 (2007)	429,615,919	439,053,090
Foreclosed real estate	473,726	486,000
Premises and equipment	3,226,480	3,339,898
Federal Home Loan Bank of New York stock	4,995,700	4,996,000
Interest receivable	2,964,031	2,738,425
Other assets	4,651,512	4,718,230

Total assets	$652,123,755	$657,428,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$502,359,939	$507,961,177
Advances from Federal Home Loan Bank of New York	84,000,000	84,000,000
Advance payments by borrowers for taxes & insurance	3,633,572	3,557,745
Other liabilities	3,599,958	3,269,865

Total liabilities	593,593,469	598,788,787

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding (2008 and 2007)	69,000	69,000
Paid-in capital in excess of par value	19,339,615	19,339,615
Retained earnings	63,576,675	63,711,451
Accumulated other comprehensive (loss)	(1,276,300)	(1,301,888)
Treasury stock, at cost: 1,924,458 shares, 2008 and 2007	(23,178,704)	(23,178,704)

Total stockholders’ equity	58,530,286	58,639,474

Total liabilities and stockholders’ equity	$652,123,755	$657,428,261

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$6,978,834	$7,343,534
Mortgage-backed securities	1,399,858	1,581,348
Investments	192,064	169,821
Other interest-earning assets	550,650	235,134

Total interest income	9,121,406	9,329,837

Interest expense:
Deposits	3,399,352	3,275,352
Advances and other borrowed money	1,037,204	1,133,814

Total interest expense	4,436,556	4,409,166

Net interest income	4,684,850	4,920,671
Provision for loan losses	77,500	195,000

Net interest income after provision for loan losses	4,607,350	4,725,671

Non-interest income:
Fees and service charges	320,406	300,711
Commissions from sale of financial products	164,750	311,899
Miscellaneous	52,925	52,056

Total non-interest income	538,081	664,666

Non-interest expenses:
Salaries and employee benefits	1,935,704	1,935,840
Net occupancy expense of premises	334,137	296,670
Equipment	322,858	319,361
Advertising	76,832	56,718
Professional fees	205,125	139,268
Loss on foreclosed real estate	22,500	—
Miscellaneous	647,430	693,462

Total non-interest expenses	3,544,586	3,441,319

Income before income taxes	1,600,845	1,949,018
Income taxes	591,246	723,286

Net income	$1,009,599	$1,225,732

Net income per common share:
Basic	$0.20	$0.25

Diluted	$0.20	$0.25

Dividends per common share	$0.23	$0.23

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542

Diluted	4,975,542	4,981,275

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$1,009,599	$1,225,732

Other comprehensive income, net of income taxes:
Gross unrealized holding (loss) gain on securities available for sale	(5,119)	5,223
Benefit Plans	47,678	64,360
Deferred income taxes	(16,971)	(27,845)

Other comprehensive income	25,588	41,738

Comprehensive income	$1,035,187	$1,267,470

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$1,009,599	$1,225,732
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	135,297	150,331
Amortization of premiums and discounts, net	99,908	86,740
Amortization of deferred fees, net	53,884	47,298
Provision for loan losses	77,500	195,000
Provision for loss on foreclosed real estate	22,500	—
(Increase) in interest receivable	(225,606)	(168,542)
Decrease in other assets	49,747	2,362
Increase in other liabilities	377,771	381,161

Net cash provided by operating activities	1,600,600	1,920,082

Cash flow from investing activities:
Principal repayments on securities available for sale	54,680	25,767
Principal repayments on mortgage-backed securities held to maturity	5,593,929	5,143,368
Purchases of mortgage-backed securities held to maturity	(10,042,273)	—
Net decrease in loans receivable	9,305,787	5,823,490
Capital improvements to foreclosed real estate	(10,226)	—
Additions to premises and equipment	(21,879)	(107,706)
Redemption of Federal Home Loan Bank of New York Stock	300	225,000

Net cash provided by investing activities	4,880,318	11,109,919

Cash flow from financing activities:
Net (decrease) increase in deposits	(5,601,238)	7,826,827
Repayment of advances from Federal Home Loan Bank of New York	—	(5,000,000)
Net increase in payments by borrowers for taxes and insurance	75,827	14,420
Cash dividends paid	(1,144,375)	(1,144,375)

Net cash (used in) provided by financing activities	(6,669,786)	1,696,872

Net (decrease) increase in cash and cash equivalents	(188,868)	14,726,873
Cash and cash equivalents - beginning	66,896,019	13,346,939

Cash and cash equivalents - ending	$66,707,151	$28,073,812

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,542,591	$4,426,505

Income taxes	$83,160	$—

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Pamrapo Savings Bank, S.L.A. (the “Bank”), Pamrapo Service Corporation, Inc. and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

4. BENEFIT PLANS - COMPONENTS OF NET PERIODIC PENSION/SERP COST

	Pension Plan Three Months Ended March 31,		Supplemental Retirement Plan Executive Three Months Ended March 31,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Service cost	$67	$64	$—	$—
Interest cost	128	122	27	30
Expected return on plan assets	(146)	(148)	—	—
Amortization of unrecognized net loss/(gain)	42	47	(11)	(1)
Unrecognized past service liability	4	4	12	13

Net periodic benefit expense	$95	$89	$28	$42

5. FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values upon adoption on January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Securities available for sale	$857	$857	$—	$—
Loans	3,817	—	—	3,817
Foreclosed assets	474	—	—	474

Total	$5,148	$857	—	$4,291

Net impaired loans totaled $3.8 million at March 31, 2008, compared to $3.6 million at December 31, 2007. The Company received payments on impaired loans and other credits of $251,000 in 2008, added $470,000 of additional impaired loans and increased reserves $11,000 during 2008. Foreclosed assets were $486,000 at December 31, 2007 and $474,000 at March 31, 2008. There were capital improvements of $10,000, provision for loss of $22,500 and no sales of foreclosed assets during the three months ended March 31, 2008.

The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis as of December 31, 2007.

Available for sale securities — Fair value on available for sale securities was based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. As of March 31, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

Loans — Loans included in the above table are those that are accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less valuation allowance as determined under SFAS 114.

Foreclosed assets — Fair value of foreclosed assets was based on independent third party appraisals of the properties. These values were identified based on the sales prices of similar properties in the proximate vicinity.

6. CRITICAL ACCOUNTING POLICIES

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Changes in Financial Condition

The Company’s assets at March 31, 2008 totaled $652.1 million, which represents a decrease of $5.3 million as compared with $657.4 million at December 31, 2007.

Total cash and cash equivalents at March 31, 2008 decreased $189,000 to $66.7 million when compared with $66.9 million at December 31, 2007. The decrease during the three months ended March 31, 2008 resulted primarily from a decrease in interest-bearing deposits in other banks which more than offset an increase in cash and amounts due from depository institutions.

Securities available for sale at March 31, 2008 decreased $60,000 or 6.5% to $857,000 when compared with $917,000 at December 31, 2007. The decrease during the three months ended March 31, 2008 resulted primarily from repayments on securities available for sale of $55,000 and a decrease in net unrealized gain of $5,000.

Investment securities held to maturity at March 31, 2008 and December 31, 2007 totaled $10.4 million. Mortgage-backed securities held to maturity at March 31, 2008 increased $4.4 million or 3.6% to $128.3 million when compared with $123.9 million at December 31, 2007. During the three months ended March 31, 2008, purchases of mortgage-backed securities totaled $10.0 million and repayments totaled $5.6 million.

Net loans receivable amounted to $429.6 million at March 31, 2008, as compared to $439.1 million at December 31, 2007, which represents a decrease of $9.5 million or 2.2%. The decrease during the three months ended March 31, 2008 resulted primarily from principal repayments exceeding loan originations.

Foreclosed real estate consists of two single family residences.

Deposits at March 31, 2008 totaled $502.4 million as compared with $508.0 million at December 31, 2007, representing a decrease of $5.6 million or 1.1%.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $84.0 million at March 31, 2008 and December 31, 2007.

Stockholders’ equity totaled $58.5 million and $58.6 million at March 31, 2008 and December 31, 2007, respectively. The decrease of $100,000 for the three months ended March 31, 2008 resulted primarily from net income of $1.0 million offset by cash dividends paid of $1.1 million.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net income for the three months ended March 31, 2008 totaled $1.0 million as compared with $1.2 million for the three months ended March 31, 2007. The decrease in net income during the 2008 period resulted from increases in total interest and non-interest expenses and decreases in total interest and non-interest income, which were partially offset by a decrease in the provision for loan losses and income taxes.

Interest income on loans decreased by $365,000 or 5.0% to $7.0 million during the three months ended March 31, 2008, when compared with $7.3 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $17.5 million or 3.9% in the average balance of loans outstanding, along with a decrease of seven basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $181,000 or 11.5% to $1.4 million during the three months ended March 31, 2008, when compared with $1.6 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $14.7 million or 10.6% in the average balance of mortgage-backed securities outstanding, along with a four basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased $22,000 or 12.9% to $192,000 during the three months ended March 31, 2008, when compared to $170,000 during the same 2007 period primarily due to an increase of $1.1 million or 11.4% in the average balance of such assets outstanding, along with an increase of nine basis points in the yield on the portfolio.

Interest earned on other interest-earning assets increased by $316,000 or 134.5% to $551,000 during the three months ended March 31, 2008, when compared to $235,000 during the same 2007 period primarily due to an increase of $47.6 million or 262.3% in the average balance of such assets outstanding, sufficient to offset a decrease of one-hundred eighty-three basis points in the yield on the portfolio.

Interest expense on deposits increased $124,000 or 3.8% to $3.4 million during the three months ended March 31, 2008, when compared to $3.3 million during the same 2007 period. Such increase was primarily attributable to an increase of $37.7 million or 8.8% in the average balance of interest-bearing deposits, partially offset by a decrease of fifteen basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $97,000 or 8.6% to $1.04 million during the three months ended March 31, 2008, when compared with $1.13 million during the same 2007 period, primarily due to a decrease of $14.9 million or 15.1% in the average balance of advances and other borrowed money outstanding, partially offset by an increase of thirty-five basis points in the cost of advances and other borrowed money.

Net interest income decreased $236,000 or 4.8% during the three months ended March 31, 2008 when compared with the same 2007 period. Such decrease was due to increase in total interest expense of $131,000, along with a decrease in total interest income of $105,000. The Bank’s net interest rate spread was 2.49% in 2008 and 2.67% in 2007. During the three months ended March 31, 2008, there was a decrease in the cost of interest-bearing liabilities of four basis points, which was more than offset by a decrease of twenty-two basis point in the yield on interest-earning assets.

During the three months ended March 31, 2008 and 2007, the Bank provided $77,500 and $195,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2008 and 2007, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $5.4 million or 0.83% of total assets and $3.9 million or 0.61% of total assets, respectively. At March 31, 2008, $1.6 million of non-performing loans were accruing interest and $3.8 million were on non-accrual status. Included in the non-performing loans were $1.9 million in one-to-four family mortgage loans and $2.0 million in commercial loans. The largest commercial loan ($1.9 million) to a local hospital matured on June 1, 2007 and was not paid. The hospital is presently in bankruptcy, and the repayment of the loan is subject to bankruptcy proceedings. During the three months ended March 31, 2008 and 2007, the Bank charged off loans aggregating $0 and $20,000, respectively. There were no recoveries during either period. The allowance for loan losses amounted to $3.2 million at March 31, 2008, representing 0.75% of total loans and 59.43% of loans delinquent ninety days or more, and $2.8 million at March 31, 2007, representing 0.63% of total loans and 72.61% of loans delinquent ninety days or more.

Non-interest income decreased $127,000 or 19.1% to $538,000 during the three months ended March 31, 2008, from $665,000 during the same 2007 period. Fees and service charges increased $20,000 which was offset by a decrease in commissions from sale of financial products of $147,000 due to economic and market conditions.

Non-interest expenses increased $103,000 or 3.0% to $3.5 million during the three months ended March 31, 2008, when compared with $3.4 million during the same 2007 period. Net occupancy expense of premises, equipment, advertising, professional fees and loss on foreclosed real estate increased $37,000, $4,000, $20,000, $66,000 and $22,500 respectively, which was sufficient to offset a decrease in miscellaneous expenses of $46,000, during the 2008 period when compared with the same 2007 period.

Income taxes totaled $591,000 and $723,000 during the three months ended March 31, 2008 and 2007, respectively. The decrease during the 2008 period resulted from a decrease in pre-tax income of $348,000. The effective income tax rate was 36.9% and 37.1% for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 11.17% during the month of March 2008. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2008 and 2007. The primary source of cash from operations was net income. Cash dividends paid during both the three months ended March 31, 2008 and 2007 amounted to $1.1 million.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $429.6 million and $439.1 million at March 31, 2008 and December 31, 2007, respectively. Securities available for sale totaled $857,000 and $917,000 at March 31, 2008 and December 31, 2007, respectively. Mortgage-backed securities held to maturity totaled $128.3 million and $123.9 million at March 31, 2008, and December 31, 2007, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2008, advances from the FHLB amounted to $84.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2008, the Bank had outstanding commitments to originate loans of $11.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $212.5 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at March 31, 2008, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$59,060	16.45%	$28,722	8.00%	$35,903	10.00%

Tier 1 Capital (to risk-weighted assets)	56,541	15.75%	—	—	21,542	6.00%

Core (Tier 1) Capital (to adjusted total assets)	56,541	8.66%	26,106	4.00%	32,633	5.00%

Tangible Capital (to adjusted total assets)	56,541	8.66%	9,790	1.50%	—	—

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2008:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$84,000	$15,000	$41,000	$10,000	$18,000
Certificates of deposit	229,485	212,527	15,576	1,123	259
Lease obligations	2,751	464	859	825	603
Benefit Plans	6,950	681	1,388	1,370	3,511

Total	$323,186	$228,672	$58,823	$13,318	$22,373

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at March 31, 2008.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$11,949	$11,949	$—	$—	$—
Unused lines of credit	8,292	8,292	—	—	—
Letters of credit	559	549	10	—	—

Total	$20,800	$20,790	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of December 31, 2007, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$44,294	$(42,426)	(49)%	6.87%	(563)
+200	59,301	(27,419)	(32)%	8.96%	(354)
+100	74,561	(12,159)	(14)%	10.98%	(152)
+50	80,961	(5,760)	(7)%	11.79%	(71)
0	86,270	—	—	12.50%	—
- 50	91,752	5,032	6%	13.10%	60
- 100	96,462	9,742	11%	13.66%	116
- 200	103,302	16,582	19%	14.42%	193

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

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2000, the Company announced a share repurchase program authorizing the Company to repurchase up to 256,000 shares of the Company’s common stock. There were no repurchases of common stock during the quarter ended March 31, 2008. There are 41,465 shares remaining that may be repurchased under the program as of March 31, 2008.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Bylaws of Pamrapo Bancorp, Inc.[3]

4	Stock Certificate of Pamrapo Bancorp, Inc.[4]

10.1	Restated Bank Employment Agreement by and between Pamrapo Savings Bank, S.L.A. and William J. Campbell.[5]*

10.2	Restated Holding Company Employment Agreement by and between Pamrapo Bancorp, Inc. and William J. Campbell.[5]*

10.3	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.[6]*

10.4	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. 5*

10.5	Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan. [7]

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]

11	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 9, 2008	By:	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer