Form 10-Q
period 2008-06-30
PAMRAPO BANCORP INC
filed 2008-08-08
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value per share – 4,975,542 shares outstanding as of August 8, 2008

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and amounts due from depository institutions	$3,047,087	$3,919,627
Interest-bearing deposits in other banks	14,803,436	62,976,392

Total cash and cash equivalents	17,850,523	66,896,019
Securities available for sale	833,277	917,047
Investment securities held to maturity; estimated fair value of $10,355,000 (2008) and $10,650,000 (2007)	10,349,494	10,376,920
Mortgage-backed securities held to maturity; estimated fair value of $124,407,000 (2008) and $121,422,000 (2007)	127,209,720	123,906,632
Loans receivable net of allowance for loan losses of $3,383,000 (2008) and $3,155,000 (2007)	431,372,180	439,053,090
Foreclosed real estate	473,726	486,000
Premises and equipment	3,110,503	3,339,898
Federal Home Loan Bank of New York stock	4,344,000	4,996,000
Interest receivable	2,749,664	2,738,425
Other assets	5,080,065	4,718,230

Total assets	$603,373,152	$657,428,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$466,679,409	$507,961,177
Advances from Federal Home Loan Bank of New York	71,000,000	84,000,000
Advance payments by borrowers for taxes & insurance	3,625,812	3,557,745
Other liabilities	3,690,961	3,269,865

Total liabilities	544,996,182	598,788,787

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding, 2008 and 2007	69,000	69,000
Paid-in capital in excess of par value	19,339,615	19,339,615
Retained earnings	63,395,399	63,711,451
Accumulated other comprehensive loss	(1,248,340)	(1,301,888)
Treasury stock, at cost; 1,924,458 shares, 2008 and 2007	(23,178,704)	(23,178,704)

Total stockholders’ equity	58,376,970	58,639,474

Total liabilities and stockholders’ equity	$603,373,152	$657,428,261

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$6,839,705	$7,118,565	$13,818,539	$14,462,099
Mortgage-backed securities	1,440,072	1,520,176	2,839,930	3,101,524
Investments	205,210	169,259	397,274	339,079
Other interest-earning assets	279,189	468,471	829,839	703,606

Total interest income	8,764,176	9,276,471	17,885,582	18,606,308

Interest expense:
Deposits	2,959,089	3,414,281	6,358,441	6,689,633
Advances and other borrowed money	1,057,453	1,125,925	2,094,657	2,259,739

Total interest expense	4,016,542	4,540,206	8,453,098	8,949,372

Net interest income	4,747,634	4,736,265	9,432,484	9,656,936
Provision for loan losses	150,500	175,000	228,000	370,000

Net interest income after provision for loan losses	4,597,134	4,561,265	9,204,484	9,286,936

Non-interest income:
Fees and service charges	323,300	317,730	643,706	618,441
Commissions from sale of financial products	125,598	287,474	290,348	599,373
Miscellaneous	106,412	37,916	159,337	89,972

Total non-interest income	555,310	643,120	1,093,391	1,307,786

Non-interest expenses:
Salaries and employee benefits	1,864,732	1,818,914	3,800,436	3,754,754
Net occupancy expense of premises	327,205	296,307	661,342	592,977
Equipment	329,168	332,448	652,026	651,809
Advertising	66,000	58,820	142,832	115,538
Professional fees	409,790	198,547	614,915	337,815
Loss on foreclosed real estate	1,483	—	27,432	—
Miscellaneous	626,702	682,808	1,270,683	1,376,270

Total non-interest expenses	3,625,080	3,387,844	7,169,666	6,829,163

Income before income taxes	1,527,364	1,816,541	3,128,209	3,765,559
Income taxes	564,266	663,036	1,155,512	1,386,322

Net income	$963,098	$1,153,505	$1,972,697	$2,379,237

Net income per common share:
Basic	$0.20	$0.23	$0.40	$0.48

Diluted	$0.20	$0.23	$0.40	$0.48

Dividends per common share	$0.23	$0.23	$0.46	$0.46

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542	4,975,542	4,975,542

Diluted	4,975,542	4,979,330	4,975,542	4,980,343

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$963,098	$1,153,505	$1,972,697	$2,379,237

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gain (loss) on securities available for sale	(1,047)	4,174	(6,166)	1,049
Benefit Plans	47,678	64,360	95,356	128,720
Deferred income taxes	(18,671)	(27,444)	(35,642)	(51,889)

Other comprehensive income	27,960	41,090	53,548	77,880

Comprehensive income	$991,058	$1,194,595	$2,026,245	$2,457,117

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,972,697	$2,379,237
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	266,774	301,488
Amortization of premiums and discounts, net	164,029	178,802
Amortization of deferred fees, net	90,098	95,737
Provision for loan losses	228,000	370,000
Provision for loss on foreclosed real estate	22,500	—
(Increase) in interest receivable	(11,239)	(21,544)
(Increase) in other assets	(397,477)	(509,522)
Increase in other liabilities	516,452	397,935

Net cash provided by operating activities	2,851,834	3,192,133

Cash flow from investing activities:
Principal repayments on securities available for sale	77,604	116,514
Principal repayments on mortgage-backed securities held to maturity	11,554,496	10,896,876
Purchases of mortgage-backed securities held to maturity	(14,994,187)	(3,909,245)
Net decrease in loans receivable	7,362,812	10,713,726
Capital improvements to foreclosed real estate	(10,226)	—
Additions to premises and equipment	(37,379)	(171,034)
Redemption of Federal Home Loan Bank of New York Stock	652,000	499,600

Net cash provided by investing activities	4,605,120	18,146,437

Cash flow from financing activities:
Net (decrease) increase in deposits	(41,281,768)	11,661,896
Repayment of advances from Federal Home Loan Bank of New York	(13,000,000)	(12,000,000)
Net increase (decrease) in payments by borrowers for taxes and insurance	68,067	(419,016)
Cash dividends paid	(2,288,749)	(2,288,749)

Net cash (Used in) financing activities	(56,502,450)	(3,045,869)

Net (Decrease) increase in cash and cash equivalents	(49,045,496)	18,292,701
Cash and cash equivalents - beginning	66,896,019	13,346,939

Cash and cash equivalents - ending	$17,850,523	$31,639,640

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,510,523	$8,983,726

Income taxes	$1,330,354	$1,309,040

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Pamrapo Savings Bank, S.L.A. (the “Bank”), Pamrapo Service Corporation, Inc. and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

4. BENEFITS PLANS-COMPONENTS OF NET PERIODIC PENSION/SERP COST

	Pension Plan		Supplemental Executive Retirement Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Service cost	$134	$128	$—	$—
Interest cost	256	244	54	59
Expected return on plan assets	(293)	(297)	—	—
Amortization of unrecognized net loss/(gain)	84	94	(22)	(1)
Unrecognized past service liability	8	9	24	26

Net periodic benefit expense	$189	$178	$56	$84

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

For assets measured at fair value on a recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Securities available for sale	$833	$833	$—	$—
Loans	4,830	—	—	4,830
Foreclosed assets	474	—	—	474

Total	$6,137	$833	$—	$5,304

The following summarizes activity related to loans and foreclosed assets for the three and six month periods ended June 30, 2008 (in thousands):

	Periods ended June 30, 2008
	Three months	Six months
Loans
Beginning Balance	$3,816	$3,608
Additions	1,120	1,591
Payments and other credits	(117)	(368)
Reserve for loss	11	(1)

Ending balance	$4,830	$4,830

	Periods ended June 30, 2008
	Three months	Six months
Foreclosed Assets
Beginning Balance	$474	$486
Additions	—	10
Payments and other credits	—	—
Reserve for loss	—	(22)

Ending balance	$474	$474

The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis effective January 1, 2008.

Available for sale securities — Fair value on available for sale securities was based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. As of June 30, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

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

6. CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or on income or expense to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio. Since there has been no material shift in loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Changes in Financial Condition

The Company’s assets at June 30, 2008 totaled $603.4 million, which represents a decrease of $54.0 million or 8.2% as compared with $657.4 million at December 31, 2007.

Total cash and cash equivalents of $17.9 million at June 30, 2008 decreased $49.0 million or 73.2% when compared with $66.9 million at December 31, 2007. The decrease during the six months ended June 30, 2008 resulted primarily from a decrease in interest-bearing deposits in other banks, attributable to a decrease in deposits in the Federal Home Loan Bank of New York.

Securities available for sale at June 30, 2008 decreased $84,000 or 9.2% to $833,000 when compared with $917,000 at December 31, 2007. The decrease during the six months ended June 30, 2008 resulted primarily from repayments on securities available for sale of $78,000 and an increase in net unrealized loss of $6,000.

Investment securities held to maturity at June 30, 2008 totaled $10.3 million as compared with $10.4 million at December 31, 2007. Mortgage-backed securities held to maturity at June 30, 2008 increased $3.3 million or 2.7% to $127.2 million when compared with $123.9 million at December 31, 2007. During the six months ended June 30, 2008, purchases of mortgage-backed securities totaled $15.0 million and repayments totaled $11.6 million.

Net loans amounted to $431.4 million at June 30, 2008, as compared to $439.1 million at December 31, 2007, which represents a decrease of $7.7 million or 1.8%. The decrease during the six months ended June 30, 2008 resulted primarily from principal repayments exceeding loan originations.

Foreclosed real estate consists of two single-family residences.

Deposits at June 30, 2008 totaled $466.7 million as compared with $508.0 million at December 31, 2007 representing a decrease of $41.3 million or 8.1%. The decrease was primarily impacted by the reduction of an interest-bearing account balance from $40.3 million at December 31, 2007 to $866,000 at June 30, 2008.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $71.0 million at June 30, 2008 as compared with $84.0 million at December 31, 2007 representing a decrease of $13.0 million or 15.5% due to repayments on the advances.

Stockholders’ equity totaled $58.4 million and $58.6 million at June 30, 2008, and December 31, 2007, respectively. The decrease of $262,000 for the six months ended June 30, 2008 resulted primarily from the net income of $2.0 million, which was more than offset by cash dividends paid of $2.3 million.

Comparison of Operating Results for the Three months ended June 30, 2008 and 2007

Net income for the three months ended June 30, 2008 totaled $963,000 as compared with $1.2 million for the three months ended June 30, 2007. The decrease in net income during the 2008 period resulted from decreases in total interest income and total non-interest income and an increase in total-non-interest expenses, which were partially offset by decreases in total interest expense, provision for loan losses and income taxes.

Interest income on loans decreased by $279,000 or 3.9% to $6.8 million during the three months ended June 30, 2008, when compared with $7.1 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $15.7 million or 3.5% in the average balance of loans outstanding, along with a decrease of three basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $80,000 or 5.3% to $1.4 million during the three months ended

June 30, 2008, when compared with $1.5 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $8.2 million or 6.1% in the average balance of mortgage-backed securities outstanding, which was partially offset by a four basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments increased by $36,000 or 21.3% to $205,000 during the three months ended June 30, 2008, when compared to $169,000 during the same 2007 period primarily due to an increase of $1.1 million or 11.7% in the average balance of such assets outstanding, along with an increase of sixty-one basis points in the yield on the portfolio. Interest income earned on other interest-earning assets decreased by $189,000 or 40.4% to $279,000 during the three months ended June 30, 2008, when compared to $468,000 during the same 2007 period primarily due to a decrease of two-hundred seventy-one basis points in the yield on the portfolio, which more than offset an increase of $10.5 million or 28.5% in the average balance of such assets outstanding.

Interest expense on deposits decreased $455,000 or 13.3% to $3.0 million during the three months ended June 30, 2008, when compared to $3.4 million during the same 2007 period. Such decrease was primarily attributable to a decrease of forty-seven basis points in the cost of interest-bearing deposits, which more than offset an increase of $8.6 million or 2.0% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $68,000 or 6.1% to $1.06 million during the three months ended June 30, 2008, when compared with $1.13 million during the same 2007 period, primarily due to a decrease of $20.8 million or 21.8% in the average balance of advances and other borrowed money outstanding which more than offset a ninety-five basis point increase in the cost of advances and other borrowed money.

Net interest income increased $11,000 or 0.2% during the three months ended June 30, 2008 when compared with the same 2007 period. Such increase was due to a decrease in total interest expense of $524,000, which more than offset a decrease in total interest income of $512,000. The Bank’s net interest rate spread was 2.63% in 2008 and 2.52% in 2007. There was a decrease in the cost of interest-bearing liabilities of thirty-three basis points which more than offset a decrease of twenty-one basis points in the yield on interest-earning assets.

During the three months ended June 30, 2008 and 2007, the Bank provided $150,500 and $175,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2008 and 2007, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $8.0 million or 1.32% of total assets and $4.8 million or 0.75% of total assets, respectively. At June 30, 2008, $3.8 million of non-performing loans were accruing interest and $4.2 million were on nonaccrual status. Included in the non-performing loans were $2.6 million in one-to-four family mortgage loans, $2.0 million in commercial loans, and $2.1 million in construction loans. The largest commercial loan ($1.9 million) to a local hospital matured on June 1, 2007 and was not paid. The hospital is presently in bankruptcy, and the repayment of the loan is subject to the bankruptcy proceedings. During the three months ended June 30, 2008 and 2007, the Bank had no loan charge-offs. The allowance for loan losses amounted to $3.4 million at June 30, 2008, representing 0.78% of total loans and 42.40% of loans delinquent ninety days or more, and $3.0 million at June 30, 2007, representing 0.68% of total loans and 62.78% of loans delinquent ninety days or more.

Non-interest income decreased $88,000 or 13.7% to $555,000 during the three months ended June 30, 2008, from $643,000 during the same 2007 period, which resulted from a decrease in commissions from sale of financial products of $162,000 as there has been continued stress on borrowers from difficult economic conditions, rising energy costs, and negative commercial and residential real estate market issues pervading into many related businesses, which more than offset increases in fees and service charges of $6,000 and miscellaneous income of $68,000.

Non-interest expenses increased $237,000 or 7.0% to $3.6 million during the three months ended June 30, 2008, when compared with $3.4 million during the same 2007 period. Salaries and employee benefits, net occupancy expense of premises, advertising, professional fees, and loss on foreclosed real estate increased $46,000, $31,000, $7,000, $211,000 and $1,000, respectively, which was sufficient to offset a decrease in equipment expense and miscellaneous expense of $3,000 and $56,000, respectively, during the 2008 period when compared with the same 2007 period. The increase in professional fees was due to fees related to compliance, corporate and litigation matters.

Income taxes totaled $564,000 and $663,000 during the three months ended June 30, 2008 and 2007, respectively. The decrease during the 2008 period resulted from a decrease in pre-tax income of $289,000. The effective income tax rate was 36.9% and 36.5% for the three months ended June 30, 2008 and 2007, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net income decreased $407,000 or 17.1% to $2.0 million for the six months ended June 30, 2008 compared with $2.4 million for the same 2007 period. The decrease in net income during the 2008 period resulted from decreases in total interest income and total non-interest income and an increase in total non-interest expenses, which were partially offset by decreases in total interest expense, the provision for loan losses and income taxes.

Interest income on loans decreased by $644,000 or 4.4% to $13.8 million during the six months ended June 30, 2008, when compared with $14.5 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $16.6 million or 3.7% in the average balance of loans outstanding, along with a decrease of four basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $262,000 or 8.4% to $2.8 million during the six months ended June 30, 2008, when compared with $3.1 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $11.5 million or 8.4% in the average balance of mortgage-backed securities outstanding. Interest earned on investments increased by $58,000 or 17.2% to $397,000 during the six months ended June 30, 2008, when compared to $339,000 during the same 2007 period primarily due to an increase of $1.1 million or 11.3% in the average balance of such assets outstanding, along with an increase of thirty-six basis points in the yield on the portfolio. Interest income earned on other interest-earning assets increased by $126,000 or 17.9% to $830,000 during the six months ended June 30, 2008 when compared to $704,000 during the same 2007 period primarily due to an increase of $29.1 million or 105.5% in the average balance of such assets, which more than offset a decrease of two-hundred eight-teen basis points in the yield on the portfolio.

Interest expense on deposits decreased $331,000 or 5.0% to $6.4 million during the six months ended June 30, 2008, when compared to $6.7 million during the same 2007 period. Such decrease was primarily attributable to a decrease of thirty basis points in the cost of interest-bearing deposits, which was sufficient to offset an increase of $23.2 million or 5.4% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $165,000 or 7.3% to $2.1 million during the six months ended June 30, 2008, when compared with $2.3 million during the same 2007 period, primarily due to a decrease of $17.8 million or 18.4% in the average balance of advances and other borrowed money outstanding, which more than offset an increase of sixty-three basis points in the cost of advances and other borrowed money.

Net interest income decreased $224,000 or 2.3% during the six months ended June 30, 2008 when compared with the same 2007 period. Such decrease was due to a decrease in total interest income of $721,000, which was partially offset by a decrease in total interest expense of $496,000. The Bank’s net interest rate spread was 2.56% in 2008 when compared with 2.59% during the same 2007 period. A decrease of twenty-five basis points in the yield on interest-earning assets was more than offset by a twenty-two basis points decrease in the cost of interest-bearing liabilities.

During the six months ended June 30, 2008 and 2007, the Bank provided $228,000 and $370,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2008 and 2007, the Bank charged off loans aggregating $0 and $20,000, respectively.

Non-interest income decreased $215,000 or 16.4% to $1.1 million during the six months ended June 30, 2008, from $1.3 million during the same 2007 period, which resulted from a decrease in commissions from sale of financial products of $309,000 as there has been continued stress on borrowers from difficult economic conditions, rising energy costs, and negative commercial and residential real estate market issues pervading into many related businesses, which was partially offset by increases in fees and service charges and miscellaneous income of $25,000 and $69,000, respectively.

Non-interest expenses increased by $341,000 or 5.0% to $7.2 million during the six months ended June 30, 2008, when compared with $6.8 million during the same 2007 period. Salaries and employee benefits, net occupancy expense of premises, advertising, professional fees and loss on foreclosed real estate increased $46,000, $68,000, $27,000, $277,000 and $27,000, respectively, which was sufficient to offset a decrease in miscellaneous expense of $106,000 during the 2008 period when compared with the same 2007 period. The increase in professional fees was due to fees related to compliance, corporate and litigation matters.

Income taxes totaled $1.2 million and $1.4 million during the six months ended June 30, 2008 and 2007, respectively. The decrease during the 2008 period resulted from a decrease in pre-tax income of $637,000. The effective income tax rate was 36.9% and 36.8% for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Bank is required by Office of Thrift Supervision (the “OTS”) regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 5.11% during the month of June 2008. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the six months ended June 30, 2008 and 2007. The primary source of cash was net income. Cash dividends of $2.3 million were paid during each of the six months ended June 30, 2008 and 2007.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $431.4 million and $439.1 million at June 30, 2008 and December 31, 2007, respectively. Securities available for sale totaled $833,000 and $917,000 at June 30, 2008 and December 31, 2007, respectively. Mortgage-backed securities held to maturity totaled $127.2 million and $123.9 million at June 30, 2008 and December 31, 2007, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2008, advances from the FHLB amounted to $71.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2008, the Bank had outstanding commitments to originate loans of $9.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $212.8 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8% of its risk-weighted assets.

The following table sets forth the Bank’s capital position at June 30, 2008, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$60,341	17.19%	$28,087	8.00%	$35,108	10.00%

Tier 1 Capital (to risk-weighted assets)	57,662	16.42%	—	—	21,065	6.00%

Core (Tier 1) Capital (to adjusted total assets)	57,662	9.54%	24,185	4.00%	30,231	5.00%

Tangible Capital (to adjusted total assets)	57,662	9.54%	9,069	1.50%	—	—

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2008:

	Total	Payment Due By Period
Contractual Obligations		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$71,000	$9,000	$38,000	$6,000	$18,000
Certificates of deposit	231,641	212,766	17,024	1,595	256
Lease obligations	2,634	457	855	786	536
Benefit plans	6,781	685	1,390	1,380	3,326

Total	$312,056	$222,908	$57,269	$9,761	$22,118

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at June 30, 2008.

	Total	Commitment Expiration By Period
Off-Balance Sheet Arrangements		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$9,311	$9,311	$—	$—	$—
Unused lines of credit	12,803	12,803	$—	$—	$—
Letters of credit	559	549	$10	$—	$—

Total	$22,673	$22,663	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2008, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$51,458	$(39,361)	(43)%	7.92%	(513)
+200	65,721	(25,098)	(28)%	9.87%	(318)
+100	79,056	(11,762)	(13)%	11.60%	(145)
+ 50	85,141	(5,678)	(6)%	12.36%	(69)
0	90,819	—	—	13.05%	—
- 50	94,974	4,155	5%	13.54%	49
- 100	98,971	8,152	9%	14.00%	95

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

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

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

On August 22, 2000, the Company announced a share repurchase program authorizing the Company to repurchase up to 256,000 shares of the Company’s common stock. There were no repurchases of common stock during the quarter ended June 30, 2008. There are 41,465 shares remaining that may be repurchased under the program as of June 30, 2008.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 23, 2008. The following matters were submitted to the stockholders:

1.	Election of two directors.

The following directors were elected at the meeting for terms to expire at the 2011 Annual Meeting, except for Mr. Brockman whose term will end pursuant to the terms of the Pamrapo Savings Bank S.L.A. Directors’ Constitution and Retirement Plan when he turns the mandatory retirement age of 75 on December 23, 2008.

	Number of Votes
	For	Withheld
Herman L. Brockman	4,237,785	514,161
Daniel J. Massarelli	4,151,692	600,254

2.	The ratification of Beard Miller Company LLP as independent auditors of the Company for the fiscal year ending December 31, 2008.

Number of Votes
For	Against	Abstain
4,554,634	192,510	4,802

ITEM 5.	Other Information

On June 16, 2008, Pamrapo Savings Bank, S.L.A. entered into a Purchase and Assumption Agreement with NewBank, a New York-chartered commercial bank located in Flushing, New York, for the sale of the Bank’s Fort Lee, New Jersey banking office. The contract price is $500,000 and the deposit base at June 30, 2008 was approximately $15.8 million.

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

PAMRAPO BANCORP, INC.

Date: August 8, 2008	By	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer