Form 10-Q
period 2008-09-30
PAMRAPO BANCORP INC
filed 2008-11-10
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common stock, $.01 par value per share – 4,975,542 shares outstanding as of November 3, 2008

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and amounts due from depository institutions	$2,773,552	$3,919,627
Interest-bearing deposits in other banks	4,679,934	62,976,392

Total cash and cash equivalents	7,453,486	66,896,019

Securities available for sale	766,786	917,047
Investment securities held to maturity; estimated fair value of $10,825,000 (2008) and $10,650,000 (2007)	11,360,287	10,376,920
Mortgage-backed securities held to maturity; estimated fair value of $121,784,000 (2008) and $121,422,000 (2007)	122,089,133	123,906,632
Loans receivable net of allowance for loan losses of $3,714,000 (2008) and $3,155,000 (2007)	436,289,260	439,053,090
Foreclosed real estate	473,726	486,000
Premises and equipment	3,004,890	3,339,898
Federal Home Loan Bank of New York stock	4,723,800	4,996,000
Interest receivable	2,983,334	2,738,425
Other assets	4,195,019	4,718,230

Total assets	$593,339,721	$657,428,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$447,065,769	$507,961,177
Advances from Federal Home Loan Bank of New York	79,800,000	84,000,000
Advance payments by borrowers for taxes & insurance	3,800,453	3,557,745
Other liabilities	4,834,604	3,269,865

Total liabilities	535,500,826	598,788,787

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,975,542 shares outstanding 2008 and 2007	69,000	69,000
Paid-in capital in excess of par value	19,339,615	19,339,615
Retained earnings	62,861,785	63,711,451
Accumulated other comprehensive loss	(1,252,801)	(1,301,888)
Treasury stock, at cost: 1,924,458 shares 2008 and 2007	(23,178,704)	(23,178,704)

Total stockholders’ equity	57,838,895	58,639,474

Total liabilities and stockholders’ equity	$593,339,721	$657,428,261

See notes to consolidated financial statements	1

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$6,904,092	$7,213,041	$20,722,631	$21,675,140
Mortgage-backed securities	1,430,184	1,509,903	4,270,114	4,611,427
Investments	225,509	174,775	622,783	513,854
Other interest-earning assets	101,085	400,391	930,924	1,103,997

Total interest income	8,660,870	9,298,110	26,546,452	27,904,418

Interest expense:
Deposits	2,634,911	3,506,931	8,993,352	10,196,564
Advances and other borrowed money	879,231	1,073,493	2,973,888	3,333,232

Total interest expense	3,514,142	4,580,424	11,967,240	13,529,796

Net interest income	5,146,728	4,717,686	14,579,212	14,374,622
Provision for loan losses	352,000	150,000	580,000	520,000

Net interest income after provision for loan losses	4,794,728	4,567,686	13,999,212	13,854,622

Non-interest income:
Fees and service charges	312,674	312,598	956,380	931,039
Commissions from sale of financial products	222,132	144,804	512,480	744,177
Miscellaneous	105,365	48,030	264,702	138,002

Total non-interest income	640,171	505,432	1,733,562	1,813,218

Non-interest expenses:
Salaries and employee benefits	2,137,221	1,736,729	5,937,657	5,491,483
Net occupancy expense of premises	327,776	307,958	989,118	900,935
Equipment	336,220	298,415	988,246	950,224
Advertising	49,473	61,675	192,305	177,213
Professional fees	921,932	211,570	1,536,847	549,385
Loss on foreclosed real estate	2,215	—	29,647	—
Miscellaneous	650,768	640,482	1,921,451	2,016,752

Total non-interest expenses	4,425,605	3,256,829	11,595,271	10,085,992

Income before income taxes	1,009,294	1,816,289	4,137,503	5,581,848
Income taxes	398,534	671,295	1,554,046	2,057,617

Net income	$610,760	$1,144,994	$2,583,457	$3,524,231

Net income per common share:
Basic	$0.12	$0.23	$0.52	$0.71

Diluted	$0.12	$0.23	$0.52	$0.71

Dividends per common share	$0.23	$0.23	$0.69	$0.69

Weighted average number of common shares and common stock equivalents outstanding:
Basic	4,975,542	4,975,542	4,975,542	4,975,542

Diluted	4,975,542	4,975,858	4,975,542	4,979,019

See notes to consolidated financial statements	2

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$610,760	$1,144,994	$2,583,457	$3,524,231

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding (loss) on securities available for sale	(55,068)	(5,719)	(61,234)	(6,768)
Benefit plans	47,678	64,360	143,034	193,080
Deferred income taxes	2,929	(28,044)	(32,713)	(79,933)

Other comprehensive income (loss)	(4,461)	30,597	49,087	106,379

Comprehensive income	$606,299	$1,175,591	$2,632,544	$3,630,610

See notes to consolidated financial statements	3

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$2,583,457	$3,524,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	384,497	449,001
Amortization of premiums and discounts, net	222,595	258,969
Amortization of deferred fees, net	132,665	123,257
Provision for loan losses	580,000	520,000
Provision for loss on foreclosed real estate	22,500	—
(Increase) in interest receivable	(244,909)	(117,880)
Decrease (increase) in other assets	490,498	(313,716)
Increase in other liabilities	1,707,773	1,363,433

Net cash provided by operating activities	5,879,076	5,807,295

Cash flow from investing activities:
Principal repayments on securities available for sale	89,027	155,673
Purchases of investment securities held to maturity	(1,020,759)	(1,333,662)
Principal repayments on mortgage-backed securities held to maturity	16,626,483	16,185,543
Purchases of mortgage-backed securities held to maturity	(14,994,187)	(3,909,245)
Net decrease in loans receivable	2,051,165	13,395,264
Capital improvements to foreclosed real estate	(10,226)	—
Additions to premises and equipment	(49,489)	(193,130)
Redemption of Federal Home Loan Bank of New York Stock	272,200	589,900

Net cash provided by investing activities	2,964,214	24,890,343

Cash flow from financing activities:
Net (decrease) increase in deposits	(60,895,408)	180,450
Repayment of advances from Federal Home Loan Bank of New York	(15,000,000)	(14,000,000)
Net increase in Federal Home Loan Bank overnight borrowing	10,800,000	—
Net increase (decrease) in payments by borrowers for taxes and insurance	242,708	(208,989)
Cash dividends paid	(3,433,123)	(3,433,125)

Net cash (used in) financing activities	(68,285,823)	(17,461,664)

Net (decrease) increase in cash and cash equivalents	(59,442,533)	13,235,974
Cash and cash equivalents - beginning	66,896,019	13,346,939

Cash and cash equivalents - ending	$7,453,486	$26,582,913

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$12,034,141	$13,574,150

Income taxes, net of refund	$1,856,920	$2,088,560

See notes to consolidated financial statements	4

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

4. BENEFIT PLANS - COMPONENTS OF NET PERIODIC PENSION/SERP COST

	Pension Plan				Supplemental Executive Retirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)
Service cost	$67	$65	$201	$193	$—	$—	$—	$—
Interest cost	128	122	383	366	27	28	81	87
Expected return on plan assets	(147)	(148)	(440)	(445)	—	—	—	—
Amortization of unrecognized net loss/(gain)	42	48	126	142	(11)	—	(32)	(1)
Unrecognized past service liability	4	4	13	13	12	14	36	40

Net periodic benefit expense	$94	$91	$283	$269	$28	$42	$85	$126

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

For assets measured at fair value on a recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
Securities available for sale	$767	$—	$767	$—
Loans	6,076	—	—	6,076
Foreclosed assets	474	—	—	474

Total	$7,317	$—	$767	$6,550

The following summarizes activity related to the loans and foreclosed assets for the three and nine month periods ended September 30, 2008 (in thousands):

	Periods ended September 30, 2008
Loans	Three months	Nine months
Beginning Balance	$4,830	$3,608
Additions	1,501	3,092
Payments and other credits	(261)	(629)
Reserve for loss	6	5

Ending balance	$6,076	$6,076

	Periods ended September 30, 2008
Foreclosed Assets	Three months	Nine months
Beginning Balance	$474	$486
Additions	—	10
Payments and other credits	—	—
Reserve for loss	—	(22)

Ending balance	$474	$474

The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis effective January 1, 2008.

Available for sale securities — Fair value on available for sale securities was based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. As of September 30, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

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

8. REGULATORY COMPLIANCE

The Bank is subject to a range of bank regulatory compliance obligations. In connection with a routine compliance examination by the Office of Thrift Supervision (“OTS”), certain deficiencies were identified. The Bank has and continues to take steps to remediate these deficiencies and to strengthen the Bank’s overall compliance programs. The Bank agreed to a cease and desist order (the “Order”) issued by the OTS on September 26, 2008 as a result of issues relating to the Bank’s compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”). The Order did not identify or relate to any issues regarding the safety and soundness of the Bank.

The Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters and to take certain other actions identified by the OTS in the Order. The Bank has already begun to implement several initiatives to enhance, among other things, its BSA/AML Program that addresses the requirements of the Order, and is also implementing initiatives to enhance its Compliance Management Program in accordance with the requirements of the Order.

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

Changes in Financial Condition

The Company’s assets at September 30, 2008 totaled $593.3 million, which represents a decrease of $64.1 million or 9.8% as compared with $657.4 million at December 31, 2007.

Total cash and cash equivalents of $7.5 million at September 30, 2008 decreased $59.4 million or 88.8% when compared with $66.9 million at December 31, 2007. The decrease during the nine months ended September 30, 2008 resulted primarily from a decrease in interest-bearing deposits in other banks, attributable to a decrease in deposits in the Federal Home Loan Bank of New York due to deposit outflow.

Securities available for sale at September 30, 2008 decreased $150,000 or 16.4% to $767,000 when compared with $917,000 at December 31, 2007. The decrease during the nine months ended September 30, 2008 resulted primarily from repayments on securities available for sale of $89,000 and a decrease in net unrealized gain of $61,000.

Investment securities held to maturity at September 30, 2008 totaled $11.4 million as compared with $10.4 million at December 31, 2007. During the nine months ended September 30, 2008, purchases of investment securities held to maturity totaled $1.0 million. Mortgage-backed securities held to maturity at September 30, 2008 decreased $1.8 million or 1.5 % to $122.1 million when compared with $123.9 million at December 31, 2007. During the nine months ended September 30, 2008, purchases of mortgage-backed securities held to maturity totaled $15.0 million and repayments totaled $16.6 million.

Net loans amounted to $436.3 million at September 30, 2008, as compared to $439.1 million at December 31, 2007, which represents a decrease of $2.8 million or .06%. The decrease during the nine months ended September 30, 2008 resulted primarily from principal repayments exceeding loan originations.

Foreclosed real estate consists of two single family residences.

Deposits at September 30, 2008 totaled $447.1 million as compared with $508.0 million at December 31, 2007, representing a decrease of $60.9 million or 12.0%. The decrease was primarily impacted by the reduction of an interest bearing account which had a balance of $40.3 million at December 31, 2007 to $263,000 at September 30, 2008.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $79.8 million at September 30, 2008 as compared with $84.0 million at December 31, 2007 representing a decrease of $4.2 million or 5.0% due to repayments on the advances exceeding new advances.

Stockholders’ equity totaled $57.8 million and $58.6 million at September 30, 2008 and December 31, 2007, respectively. The decrease of $800,000 for the nine months ended September 30, 2008 resulted primarily from net income of $2.6 million, which was more than offset by cash dividends paid of $3.4 million.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net income for the three months ended September 30, 2008 totaled $611,000 as compared with $1.1 million for the three months ended September 30, 2007, representing a decrease of $534,000 or 46.7%. The decrease in net income during the 2008 period resulted from increases in total non-interest expenses and the provision for loan losses and a decrease in total interest income, which were partially offset by decreases in total interest expenses and income taxes and an increase in total non-interest income.

Interest income on loans decreased by $309,000 or 4.3 % to $6.9 million during the three months ended September 30, 2008, when compared with $7.2 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $8.4 million or 1.9% in the average balance of loans outstanding, along with a decrease of sixteen basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $80,000 or 5.3% to $1.4 million during the three months ended September 30, 2008, when compared with $1.5 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $6.9 million or 5.2% in the average balance of mortgage-backed securities outstanding, along with a one basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased $51,000 or 29.1% to $226,000 during the three months ended September 30, 2008, when compared to $175,000 during the same 2007 period primarily due to an increase of $1.6 million or 15.5% in the average balance of such assets outstanding, along with an increase of eighty-two basis points in the yield on the portfolio. Interest income earned on other interest-earning assets decreased by $299,000 or 74.8% to $101,000 during the three months ended September 30, 2008, when compared to $400,000 during the same 2007 period primarily due to a decrease of $18.4 million or 57.5% in the average balance of such assets outstanding, along with a decrease of two hundred-three basis points in the yield on the portfolio.

Interest expense on deposits decreased $872,000 or 24.9% to $2.6 million during the three months ended September 30, 2008, when compared to $3.5 million during the same 2007 period. Such decrease was primarily attributable to a decrease of seventy basis points in the cost of interest-bearing deposits, along with a decrease of $17.0 million or 3.9% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $194,000 or 18.1% to $879,000 during the three months ended September 30, 2008, when compared with $1.1 million during the same 2007 period, primarily due to a decrease of $14.9 million or 17.1% in the average balance of advances and other borrowed money outstanding, along with a decrease of six basis points in the cost of advances and other borrowed money.

Net interest income increased $429,000 or 9.1 % during the three months ended September 30, 2008 when compared with the same 2007 period. Such increase was due to a decrease in total interest expense of $1.1 million, which more than offset a decrease in total interest income of $637,000. The Bank’s net interest rate spread was 3.08% in 2008 and 2.55% in 2007. There was a decrease of sixty-four basis points in the cost of interest-bearing liabilities, which more than offset a decrease of eleven basis points in the yield on interest-earning assets.

During the three months ended September 30, 2008 and 2007, the Bank provided $352,000 and $150,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2008 and 2007, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $8.8 million or 1.46% of total assets and $5.1 million or 0.82% of total assets, respectively. At September 30, 2008, $3.5 million of non-performing loans were accruing interest and $5.3 million were on non-accrual status.

Included in the non-performing loans were $3.0 million in one-to-four family mortgage loans, $2.0 million in commercial loans, $1.5 million in non-residential loans, $1.2 million in multi-family loans and $1.1 million in construction loans. The largest commercial loan is to a local hospital. The loan was originally for $3.0 million. When the loan matured on October 15, 2006, $1.0 million of the loan was paid and the remaining balance of approximately $1.9 million was secured by a mortgage on real estate. As of September 30, 2008, the $1.9 million loan balance had not been paid. The hospital is presently in bankruptcy and the repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank.

During the three months ended September 30, 2008 and 2007, the Bank charged off loans aggregating $21,000 and $12,000, respectively, and recoveries totaled $0 and $100,000, respectively. The allowance for loan losses amounted to $3.7 million at September 30, 2008, representing 0.84% of total loans and 42.27% of loans delinquent ninety days or more, and $3.2 million at September 30, 2007, representing 0.73% of total loans and 63.02% of loans delinquent ninety days or more.

Non-interest income increased $135,000 or 26.7% to $640,000 during the three months ended September 30, 2008, from $505,000 during the same 2007 period, which resulted primarily from increases in commissions from sale of financial products of $77,0000 and miscellaneous income of $57,000.

Non-interest expenses increased $1.2 million or 35.9% to $4.4 million during the three months ended September 30, 2008, when compared with $3.3 million during the same 2007 period. Salaries and employee benefits, net occupancy expense of premises, equipment, professional fees, loss on foreclosed real estate and miscellaneous expenses increased $400,000, $20,000, $38,000, $710,000, $2,000 and $10,000, respectively, which was sufficient to offset a decrease in advertising expense of $12,000 during the 2008 period when compared with the same 2007 period. The increase in professional fees was due to fees related to compliance and regulatory issues associated with the Order issued by the OTS on September 26, 2008 which was stipulated and consented to by the Bank on that same date. The increase was also due to certain other corporate and litigation matters.

Income taxes totaled $399,000 and $671,000 during the three months ended September 30, 2008 and 2007, respectively. The decrease during the 2008 period resulted from a decrease in pre-tax income of $807,000. The effective income tax rate was 39.5% and 37.0% for the three months ended September 30, 2008 and 2007, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net income decreased $941,000 or 26.7% to $2.6 million for the nine months ended September 30, 2008, compared with $3.5 million for the same 2007 period. The decrease in net income during the 2008 period resulted from an increase in total non-interest expenses and the provision for loan losses, along with decreases in total interest income and total non-interest income, which were partially offset by decreases in total interest expenses and income taxes.

Interest income on loans decreased by $953,000 or 4.4% to $20.7 million during the nine months ended September 30, 2008, when compared with $21.7 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of nine basis points in the yield earned on loans, along with a decrease of $13.9 million or 3.1% in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $341,000 or 7.4% to $4.3 million during the nine months ended September 30, 2008, when compared with $4.6 million for the same 2007 period. The decrease during the 2008 period resulted from a decrease of $9.9 million or 7.4% in the average balance of mortgage-backed securities outstanding. There was no change in the yield earned on the mortgage-backed securities. Interest earned on investments increased $109,000 or 21.2% to $623,000 during the nine months ended September 30, 2008, when compared to $514,000 during the same 2007 period primarily due to an increase of fifty-one basis points in the yield on the portfolio, along with an increase of $1.3 million or 12.9% in the average balance of such assets outstanding. Interest earned on other interest-earning assets decreased by $173,000 or 15.7% to $931,000 during the nine months ended September 30, 2008, when compared to $1.1 million during the same 2007 period primarily due to a decrease of two-hundred thirteen basis points in the yield on the portfolio, which more than offset an increase of $13.3 million or 45.6% in the average balance of such assets outstanding.

Interest expense on deposits decreased $1.2 million or 11.8% to $9.0 million during the nine months ended September 30, 2008, when compared to $10.2 million during the same 2007 period. Such decrease was primarily attributable to a decrease of forty-three basis points in the cost of interest-bearing deposits, which was sufficient to offset an increase of $9.8 million or 2.3% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $359,000 or 10.8% to $3.0 million during the nine months ended September 30, 2008, when compared with $3.3 million during the same 2007 period, primarily due to a decrease of $16.9 million or 18.0% in the average balance of advances and other borrowed money outstanding, sufficient to offset a forty-one basis point increase in the cost of advances and other borrowed money.

Net interest income increased $205,000 or 1.4% during the nine months ended September 30, 2008 when compared with the same 2007 period. Such increase was due to a decrease in total interest expense of $1.6 million, which more than offset a decrease in total interest income of $1.4 million. The Bank’s net interest rate spread was 2.73% in 2008 and 2.58% in 2007. A decrease of thirty-five basis points in the cost on interest-bearing liabilities was more than offset by a twenty-one basis point decrease in the yield of interest-earning assets.

During the nine months ended September 30, 2008 and 2007, the Bank provided $580,000 and $520,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2008 and 2007, the Bank charged off loans aggregating $21,000 and $32,000, respectively, and recoveries totaled $0 and $100,000, respectively.

Non-interest income decreased $80,000 or 4.4% to $1.7 million during the nine months ended September 30, 2008, from $1.8 million during the same 2007 period, which resulted from a decrease in commissions from sale of financial products of $232,000 as there has been continued stress on borrowers from difficult economic conditions, rising energy costs, and negative commercial and residential real estate market issues pervading into many related businesses, which more than offset increases in fees and service charges of $25,000 and miscellaneous income of $127,000.

Non-interest expenses increased by $1.5 million or 15.0% to $11.6 million during the nine months ended September 30, 2008, when compared with $10.1 million during the same 2007 period. Salaries and employee benefits, net occupancy expense of premises, equipment, advertising, professional fees, and loss on foreclosed real estate expenses increased $446,000, $88,000, $38,000, $15,000, $987,000 and $30,000, respectively, which was sufficient to offset a decrease in miscellaneous expense of $95,000, during the 2008 period when compared with the same 2007 period. The increase in professional fees was due to fees related to compliance and regulatory issues associated with the Order issued by the OTS on September 26, 2008 which was stipulated and consented to by the Bank on that same date. The increase was also due to certain other corporate and litigation matters. The increase in loss on foreclosed real estate relates to costs to maintain the properties.

Income taxes totaled $1.6 million and $2.1 million during the nine months ended September 30, 2008 and 2007, respectively. The decrease during the 2008 period resulted from a decrease in pre-tax income of $1.4 million. The effective income tax rate was 37.6% and 36.9% for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Bank is required by the OTS regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 2.02% during the month of September 2008. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the nine months ended September 30, 2008 and 2007. The primary source of cash was net income. Cash dividends of $3.4 million were paid during the nine months ended September 30, 2008 and 2007, respectively.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $436.3 million and $439.1 million at September 30, 2008 and December 31, 2007, respectively. Securities available for sale totaled $767,000 and $917,000 at September 30, 2008 and December 31, 2007, respectively. Mortgage-backed securities held to maturity totaled $122.1 million and $123.9 million at September 30, 2008, and December 31, 2007, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2008, advances from the FHLB amounted to $79.8 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2008, the Bank had outstanding commitments to originate loans of $7.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $210.6 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at September 30, 2008, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$61,458	16.14%	$30,465	8.00%	$38,081	10.00%

Tier 1 Capital (to risk-weighted assets)	58,442	15.35%	—	—	22,849	6.00%

Core (Tier 1) Capital (to adjusted total assets)	58,422	9.82%	23,810	4.00%	29,763	5.00%

Tangible Capital (to adjusted total assets)	58,422	9.82%	8,929	1.50%	—	—

In a press release dated November 3, 2008 the Company announced its intention to file an application with the U.S. Treasury Department to participate in the Capital Purchase Program which was announced on October 14, 2008 as part of the Emergency Economic Stabilization Act of 2008.

Under the Capital Purchase Program, the Company is eligible to receive up to $11,400,000 in capital through the issuance of preferred stock, based on three percent of the Company’s risk-weighted assets as of September 30, 2008. At September 30, 2008, the Bank’s Tier I capital ratio was 9.82%. On a pro forma basis at September 30, 2008 assuming full participation in the program, the Bank’s Tier I capital ratio would increase to approximately 11.5%, compared to the minimum regulatory capital requirement of 4%. The Company’s participation in the program, as well as the amount the Treasury Department may invest, is subject to Treasury’s approval, the execution of definitive agreements and standard closing conditions.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at September 30, 2008:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$79,800	$20,800	$41,000	$—	$18,000
Certificates of deposit	229,493	210,580	17,001	1,812	100
Lease obligations	2,935	497	959	857	622
Benefit plans	6,612	688	1,392	1,390	3,142

Total	$318,840	$232,565	$60,352	$4,059	$21,864

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at September 30, 2008.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$7,211	$7,211	$—	$—	$—
Unused lines of credit	13,971	13,971	—	—	—
Letters of credit	559	549	10	—	—

Total	$21,741	$21,731	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2008, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$38,670	$(44,445)	(53)%	6.60%	(647)
+200	53,638	(29,478)	(35)%	8.90%	(417)
+100	68,927	(14,189)	(17)%	11.12%	(195)
+ 50	76,163	(6,952)	(8)%	12.13%	(94)
0	83,116	—	—	13.07%
- 50	89,010	5,895	7%	13.84%	77
-100	94,869	11,754	14%	14.60%	152

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

The Bank is subject to a cease and desist order, which could adversely affect us.

The Bank is subject to supervision and regulation by the OTS. As a regulated savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. On September 26, 2008, the Bank consented to the Order issued by the OTS. The Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters and to take certain other actions identified by the OTS in the Order. We cannot predict the further impact of the Order upon our business, financial condition or results of operations.

There are no other material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2000, the Company announced a new share repurchase program authorizing the Company to repurchase up to 256,000 shares of the Company’s common stock. There were no repurchases of common stock during the quarter ended September 30, 2008. There are 41,465 shares remaining that may be repurchased under the program as of September 30, 2008.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Bylaws of Pamrapo Bancorp, Inc.[3]

4	Stock Certificate of Pamrapo Bancorp, Inc.[4]

10.1	Restated Bank Employment Agreement by and between Pamrapo Savings Bank, S.L.A. and William J. Campbell.5*

10.2	Restated Holding Company Employment Agreement by and between Pamrapo Bancorp, Inc. and William J. Campbell.5*

10.3	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.6*

10.4	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. 5*

10.5	Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[7]

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]

10.7	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008.[9]

10.8	Stipulation and Consent to Issuance of Order to Cease and Desist.[9]

11	Computation of earnings per share (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[9]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: November 10, 2008	By:	/s/ WILLIAM J. CAMPBELL
William J. Campbell
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President and Chief Financial Officer

