Form 10-K
period 2008-12-31
PAMRAPO BANCORP INC
filed 2009-03-16
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value, based upon the last sales price of $15.48 as quoted on The NASDAQ Global Market for June 30, 2008, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $59,380,000.

The Registrant had 4,935,542 shares of Common Stock outstanding as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank’s principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) which is administered by the FDIC. At December 31, 2008, the Bank had total assets of $598.0 million, deposits of $447.0 million and stockholders’ equity of $51.5 million before elimination of intercompany accounts with the Company.

On March 6, 2009, the Bank completed its transaction for the sale of assets and transfer of liabilities of the Bank’s Fort Lee, New Jersey banking office, as well as the assignment of the lease for that office, to NewBank, a New York-chartered commercial bank located in Flushing, New York. As of that date, the deposits of the Bank’s Fort Lee branch were approximately $14.5 million. The purchase price for the assets of the branch, which was offset against the amount owed to NewBank for assuming the branch’s deposits, was $500,000 and a cash payment for the loans being purchased, which had a net book value of $13,000 at the time of sale. The Bank recorded a gain of $492,000 as a result of the sale.

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

Market Area

The Bank, which is headquartered in Bayonne, New Jersey, conducts its business through ten retail banking offices, seven of which are located in Bayonne, New Jersey, one in Hoboken, New Jersey, one in Jersey City, New Jersey, and one in Monroe, New Jersey. The Bank’s deposit base is located primarily in Hudson County, with a large concentration in Bayonne, an older, stable, residential community of one-family and two-family residences and middle income families who have lived in the area for many years. The communities in which the Bank’s branches are located are strategically located in the New York City metropolitan area and many residents of these communities commute to Manhattan to work on a daily basis. The Bank’s lending activities have also been concentrated in Hudson County and to a lesser extent in Bergen, Monmouth, Middlesex and Ocean Counties, areas which have had a high level of new development in recent years.

Lending Activities

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. The Bank also originates acquisition, development and construction loans in addition to multi-family and commercial real estate loans. At December 31, 2008, the Bank’s total gross loans outstanding amounted to $442.8 million, of which $273.7 million consisted of loans secured by one- to four-family residential properties, $12.2 million consisted of construction and land loans, $141.4 million consisted of loans secured by multi-family and commercial real estate, and $13.6 million consisted of commercial loans. Substantially all of the Bank’s real estate loan portfolio consists of conventional mortgage loans.

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2004		2005		2006		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Mortgage Loans:
Permanent:
Fixed-rate	$319,043	80.61%	$346,456	79.05%	$352,913	77.59%	$336,620	76.67%	$340,877	77.91%
Adjustable rate	3,039.77		6,316	1.44	8,188	1.80	7,098	1.62	7,895	1.80
Construction(1)	18,272	4.61	16,299	3.72	17,224	3.78	15,533	3.53	12,199	2.79

Total mortgage loans	340,354	85.99	369,071	84.21	378,325	83.17	359,251	81.82	360,971	82.50

Commercial Loans	659.17		5,858	1.34	9,037	1.99	10,318	2.35	13,569	3.10

Consumer Loans:
Passbook or certificate	733.19		763.18		719.16		720.16		777.18
Home improvement	133.03		57.01		36.01		25.01		1	—
Equity and second mortgages	59,015	14.91	66,494	15.17	70,507	15.50	71,902	16.38	66,278	15.14
Automobile	637.16		680.16		536.12		561.13		426.10
Personal	1,041.26		1,052.24		1,146.25		938.21		776.18

Total consumer loans	61,559	15.55	69,046	15.76	72,944	16.04	74,146	16.89	68,258	15.6

Total loans	402,572	101.71	443,975	101.31	460,306	101.20	443,715	101.06	422,798	101.2

Less:
Allowance for loan losses	2,495.63		2,755.63		2,651.58		3,155.72		4,661	1.06
Loans in process	5,155	1.30	4,020.92		4,012.88		2,719.62		1,821.42
Deferred loan fees (costs)	(878)	(.22)	(1,050)	(.24)	(1,216)	(.26)	(1,212)	(.28)	(1,238)	(.28)

Total	6,772	1.71	5,725.31		5,447	1.20	4,662	1.06	5,244	1.20

Total net loans	$395,800	100.00%	$438,250	100.00%	$454,859	100.00%	$439,053	100.00%	$437,554	100.00%

Mortgage-Backed Securities:
GNMA(2)	$421.21%		$253.15%		$168.12%		$127.10%		$103.09%
FHLMC(3)(6)	140,821	69.99	118,507	70.63	100,185	70.69	86,975	69.90	81,305	68.99
FNMA(4)(6)	42,660	21.20	32,623	19.44	27,127	19.14	24,725	19.87	20,671	17.54
CMO(5)	16,027	7.97	15,428	9.20	13,334	9.41	12,029	9.67	15,356	13.03

Total mortgage-backed securities	199,929	99.37	166,811	99.42	140,814	99.36	123,856	99.54	117,435	99.65
Add:
Premiums (discounts), net	1,246.62		970.58		903.64		567.46		411.35
Unrealized gain on securities available for sale	16.01		8	—	7	—	5	—	—	—

Net mortgage-backed securities	$201,191	100.00%	$167,789	100.00%	$141,724	100.00%	$124,428	100.00%	$117,846	100.00%

(1)	Includes acquisition, development and land loans.
(2)	Government National Mortgage Association (“GNMA”).
(3)	Federal Home Loan Mortgage Corporation (“FHLMC”).
(4)	Federal National Mortgage Association (“FNMA”).
(5)	Collateralized Mortgage Obligations (“CMO”).
(6)	Includes available for sale securities having a principal balance of $1,098,323 for 2004, a principal balance of $772,221 for 2005, a principal balance of $662,405 for 2006, a principal balance of $516,561 for 2007 and a principal balance of $418,937 for 2008.

The following table sets forth the composition of the Bank’s gross loan portfolio by type of security at the dates indicated.

	As of December 31,
	2006		2007		2008
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
One-to four-family (2)	$276,232	60.01%	$268,048	60.41%	$273,683	61.81%
Multi-family (2)	71,323	15.50	63,652	14.35	63,709	14.39
Commercial real estate (2)	84,088	18.27	83,944	18.92	77,659	17.54
Construction and land	17,224	3.74	15,533	3.50	12,199	2.75
Commercial	9,037	1.96	10,318	2.32	13,569	3.06
Consumer-secured and unsecured	2,402.52		2,220.50		1,979.45

Total gross loans	$460,306	100.00%	$443,715	100.00%	$442,798	100.00%

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Mortgage Loans (gross):
At beginning of period	$369,071	$378,325	$359,251

Mortgage loans originated:
One- to four-family residential	46,533	11,676	30,064
Multi-family residential	9,456	1,483	8,830
Commercial	12,975	7,964	8,522
Construction (1)	12,350	6,616	1,335

Total mortgage loans originated	81,314	27,739	48,751

Mortgage loans sold	—	1,500	—
Charge-offs	86	183	16
Transfers to REO	—	486	—
Repayments	71,974	44,644	47,015

At end of period	$378,325	$359,251	$360,971

Commercial Loans (gross):
At beginning of period	$5,858	$9,037	$10,318
Commercial loans originated	5,005	4,301	7,121
Charge-offs	—	54	97
Repayments	1,826	2,966	3,773

At end of period	$9,037	$10,318	$13,569

Consumer Loans (gross) (2)
At beginning of period	$69,046	$72,944	$74,146
Consumer loans originated	26,782	20,367	14,603
Charge-offs	27	33	11
Repayments	22,857	19,132	20,480

At end of period	$72,944	$74,146	$68,258

Mortgage-backed securities (gross):
At beginning of period	$166,811	$140,814	$123,856
Mortgage-backed securities purchased	—	3,970	14,919
Repayments	25,997	20,928	21,340

At end of period	$140,814	$123,856	$117,435

(1)	Includes acquisition, development and land loans.
(2)	Includes equity and second mortgages.

LOAN MATURITY. The following table sets forth the maturity of the Bank’s gross loan portfolio at December 31, 2008. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $96.7 million, $66.7 and $71.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

	One- to four- family residential mortgage loans (1)	Multi-family and commercial real estate loans (1)	Construction Loans (2)	Consumer- secured and unsecured loans	Commercial Loans	Total
	(In thousands)
Amounts due:
Within 1 year	$125	$1,067	$12,086	$53	$6,029	$19,360

After 1 year:
1 to 3 years	794	1,204	87	498	5,670	8,253
3 to 5 years	4,816	2,290	26	381	1,556	9,069
5 to 10 years	30,548	21,118	—	805	—	52,471
10 to 20 years	88,159	114,772	—	242	314	203,487
Over 20 years	149,241	917	—	—	—	150,158

Total due after 1 year	273,558	140,301	113	1,926	7,540	423,438

Total amounts due	$273,683	$141,368	$12,199	$1,979	$13,569	$442,798

Less:
Allowance for loan losses						4,661
Loans in process						1,821
Deferred loan fees (costs)						(1,238)

Total						$437,554

(1)	Includes equity, second mortgage and home improvement loans.
(2)	Includes acquisition, development and land loans.

The following table sets forth at December 31, 2008, the dollar amount of all mortgage, consumer, commercial and construction loans, due after December 31, 2009, which have fixed interest rates or adjustable interest rates:

	Due after December 31, 2009
	Fixed Rates	Floating or Adjustable Rates	Total Due After One Year
	(In thousands)
One- to four-family residential (1)	$264,898	$8,660	$273,558
Construction loans	113		113
Multi-family and commercial real estate (1)	134,576	5,725	140,301
Commercial-loans		7,540	7,540
Consumer-secured and unsecured loans	1,163	763	1,926

Totals	$400,750	$22,688	$423,438

(1)	Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences and multi-family residences. As of December 31, 2008, 96.7% of the gross loan portfolio was fixed-rate loans and 3.3% was ARMs, and was originated for the Bank’s portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2008, $337.4 million or 76.2% of the Bank’s total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $273.7 million were one- to four-family loans and $63.7 million were multi-family loans.

The one- to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 25 years. Typically, such homes in the Bayonne area are one- or two-family owner-occupied dwellings. The Bank generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank’s portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank’s policy to enforce due-on-sale provisions. As of December 31, 2008, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 6.00% on 15-year loans and 6.25% on 25-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 6 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one- to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2008, $63.7 million or 14.4% of the Bank’s total gross loan portfolio consisted of multi-family residential loans.

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

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2008, $12.2 million or 2.8% of the Bank’s gross loan portfolio consisted of acquisition, development, construction and land loans varying in size from $50,000 to $1.7 million.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $77.7 million, or 17.5% of the Bank’s total gross loan portfolio, at December 31, 2008. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank’s commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectibility pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant’s personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2008, the balance of such loans was $15.5 million, or 3.5% of the Bank’s total gross loan portfolio.

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

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2008, the Bank was servicing $1.3 million of loans for others.

Loan Origination Fees and Costs. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.2 million in net deferred origination costs at December 31, 2008.

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

	At December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
One- to four-family residential real estate loans (1):
Non-accrual loans	$696	$493	$529	$1,239	$1,747
Accruing loans 90 days overdue	81	332	993	592	3,056

Total	777	825	1,522	1,831	4,803

Multi-family residential and commercial real estate loans (1):
Non-accrual loans	1,067	647	345	246	924
Accruing loans 90 days overdue	236	463	383	1,031	1,443

Total	1,303	1,110	728	1,277	2,367

Construction loans (2):
Non-accrual loans	456	—	—	—	964
Accruing loans 90 days overdue	—	—	—	438	756

Total	456	—	—	438	1,720

Commercial loans:
Non-accrual loans	—	—	—	1,881	1,881
Accruing loans 90 days overdue	—	—	—	—	—

Total	—	—	—	1,881	1,881

	At December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Consumer loans:
Non-accrual loans	42	33	22	44	37
Accruing loans 90 days overdue	9	1	7	12	1

Total	51	34	29	56	38

Total non-performing loans:
Non-accrual loans	2,261	1,173	896	3,410	5,553
Accruing loans 90 days overdue	326	796	1,383	2,073	5,256

Total	$2,587	$1,969	$2,279	$5,483	$10,809

Total foreclosed real estate, net of related reserves	$—	$—	$—	$486	$426

Total non-performing loans and foreclosed real estate to total assets	.41%	.30%	.36%	.91%	1.88%

(1)	Includes equity and second mortgage loans.
(2)	Includes acquisition and development loans.

At December 31, 2006, 2007 and 2008, non-accrual loans for which interest has been discontinued totaled approximately $896,000, $3.4 million and $5.6 million, respectively. During the years ended December 31, 2006, 2007 and 2008, the Bank recognized interest income of approximately $10,000, $86,000 and $103,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $67,000, $261,000 and $363,000 for the years ended December 31, 2006, 2007 and 2008, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 2006, 2007 and 2008, respectively, delinquencies in the Bank’s portfolio were as follows:

	At December 31, 2006				At December 31, 2007				At December 31, 2008
	60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Delinquent loans	19	$2,513	25	$2,279	13	$1,460	31	$5,483	33	$6,904	52	$10,809
As a percent of total gross loans		.55%		.50%		.33%		1.24%		1.56%		2.44%

As of December 31, 2008, the Bank had 52 loans which were 90 days or more past due totaling $10.8 million. The average balance of such loans was approximately $208,000. All loans are within the Bank’s lending areas. Most of the loans are of moderate size, with the largest balance being $1.9 million, which is a commercial loan to a local hospital. The loan was originally for $3.0 million with a maturity date of November 15, 2006, which was extended to June 1, 2007. In October 2006, $1.0 million of the loan was paid and the remaining balance of approximately $1.9 million was secured by a mortgage on real estate. As of December 31, 2008, the $1.9 million loan balance had not been paid. The repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank.

The Bank’s level of non-performing loans 90 days or more delinquent increased from $5.5 million at December 31, 2007 to $10.8 million at December 31, 2008. The total of such loans in the lower risk one- to four-family residential category increased to $4.8 million from $1.8 million at December 31, 2007. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, increased from $1.7 million at December 31, 2007 to $4.1 million at December 31, 2008. The $1.9 million loan discussed above was the only non-performing commercial loan at December 31, 2008 and 2007.

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

Management of the Bank has classified $10.4 million of its assets as substandard and approximately $1.1 million as related loss based upon its review of the Bank’s loan portfolio. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank’s Asset Classification Committee carefully monitors all of the Bank’s delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2008, the allowance for loan losses totaled $4.7 million.

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

During the years ended December 31, 2006, 2007 and 2008, gross charge-offs totaled $113,000, $270,000 and $124,000, respectively.

The following table sets forth the activity of the Bank’s allowance for loan losses at the dates indicated:

	At or for the year ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Balance at beginning of period	$2,515	$2,495	$2,755	$2,651	$3,155

Provision for loan losses	82	110	—	670	1,630

Charge-offs (recoveries):
Charge-offs:
Real estate mortgage loans	39	—	86	183	16
Consumer loans	68	21	27	33	11
Commercial loans	—	—	—	54	97
Recoveries:
Real estate mortgage loans	(5)	(129)	—	(100)	—
Consumer loans	—	(42)	(9)	(4)	—

Net charge-offs (recoveries)	102	(150)	104	166	124

Balance at end of period	$2,495	$2,755	$2,651	$3,155	$4,661

Ratio of net charge offs (recoveries) during the period to average loans receivable during the period	.03%	(.03)%	.02%	.04%	.03%
Ratio of allowance for loan losses to total outstanding loans (gross) at the end of period	.62%	.62%	.58%	.71%	1.05%
Ratio of allowance for loan losses to non-performing loans	96.44%	139.93%	116.32%	57.54%	43.12%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2004			2005			2006			2007			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
							(Dollars in thousands)
Real estate mortgage loans	$2,270	90.98%	99.24%	$2,470	89.66%	98.12%	$2,201	83.03%	97.52%	$2,138	67.77%	97.18%	$3,195	68.55%	96.49%
Consumer loans	150	6.01	.60	110	3.99	.56	150	5.65	.52	103	3.26	.50	94	2.02	.45
Commercial loans	75	3.01	.16	175	6.35	1.32	300	11.32	1.96	914	28.97	2.32	1,372	29.43	3.06

Total allowance	$2,495	100.00%	100.00%	$2,755	100.00%	100.00%	$2,651	100.00%	100.00%	$3,155	100.00%	100.00%	$4,661	100.00%	100.00%

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments were minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2008 ranging from 3.94% to 10%. At December 31, 2008, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $117.4 million or 19.6% of total assets. The carrying value of such securities amounted to $141.7 million, $124.4 million and $117.8 million at December 31, 2006, 2007 and 2008, respectively, and the fair market value of such securities totaled approximately $137.1 million, $121.9 million and $120.3 million at December 31, 2006, 2007 and 2008, respectively.

The following table sets forth the contractual maturities of the Bank’s gross mortgage-backed securities portfolio, which includes available for sale and held to maturity mortgage-backed securities, at December 31, 2008.

	Contractual Maturities Due in Year(s) Ended December 31,
	2009-2010	2011-2012	2013-2017	2018-2027	2028 and Thereafter	Total
	(In thousands)
Mortgage-backed securities:
Held to maturity	$104	$434	$14,997	$96,041	$5,440	$117,016
Available for sale	—	—	—	345	74	419

Total	$104	$434	$14,997	$96,386	$5,514	$117,435

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

Investment Portfolio

The following table sets forth certain information regarding the Bank’s investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

	At December 31,
	2006		2007		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments:
FHLB-NY stock (1)	$5,721	$5,721	$4,996	$4,996	$5,160	$5,160
Subordinated Notes (3)	9,168	9,599	9,043	9,305	10,016	9,500
Municipal Obligations (3)	—	—	1,334	1,345	1,334	1,331
Trust originated preferred security (2)	500	500	400	396	400	352

Total investment securities	$15,389	$15,820	$15,773	$16,042	$16,910	$16,343

Other interest-earning assets:
Interest bearing deposits	$8,790	$8,790	$62,976	$62,976	$9,470	$9,470

Total investment portfolio	$24,179	$24,610	$78,749	$79,018	$26,380	$25,813

(1)	No stated maturity.
(2)	For further information, see Note 2 to the Company’s Financial Statements in the 2008 Annual Report to Shareholders.
(3)	For further information, see Note 3 to the Company’s Financial Statements in the 2008 Annual Report to Shareholders.

At December 31, 2008, the Bank had $6.0 million invested in subordinated notes with Columbia Financial Inc. Other than this investment, the Bank had no other investments with any one issuer that exceeded 10% of stockholders’ equity.

The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the portfolio:

	At December 31, 2008
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Subordinated Notes	$—	—%	$10,016	8.57%	$—	—%	$—	—%	$10,016	8.57%
Municipal Obligations	—	—	—	—	—	—	1,334	4.16	1,334	4.16
Trust originated preferred security	—	—	—	—	—	—	400	7.75	400	7.75

Total debt securities	$—	—%	$10,016	8.57%	$—	—%	$1,734	4.99%	$11,750	8.03%

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo’s deposits are obtained primarily from the Hudson County area. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits decreased by $63.9 million or 12.6% from $507.9 million at December 31, 2007 to $444.0 million at December 31, 2008.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank’s deposit accounts at the dates indicated:

	At December 31,
	2006			2007			2008
	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Passbook and club accounts	$135,503	28.83%	1.41%	$122,923	24.20%	1.13%	$115,719	26.06%	1.12%
Non-interest bearing demand	43,848	9.33	.00	38,226	7.52	.00	40,682	9.16	0.00
NOW	36,455	7.76	1.00	82,088	16.16	1.52	35,817	8.07	.92
Super NOW	163.03		1.00	234.05		1.00	229.05		.99
Money market demand	24,148	5.14	1.25	26,305	5.18	2.87	25,821	5.82	2.26

Total passbook, club, NOW, and money market accounts	240,117	51.09	1.07	269,776	53.11	1.26	218,268	49.16	1.01

Certificate accounts:
91-day	62,027	13.20	4.34	70,169	13.81	4.77	28,073	6.32	3.27
26-week	106,204	22.60	4.63	115,331	22.70	4.54	147,207	33.15	3.38
12- to 30-month	15,018	3.20	4.27	8,661	1.71	4.54	2,534.57		3.89
30- to 48-month	15,989	3.40	4.02	10,556	2.08	4.28	11,797	2.66	4.07
IRA and KEOGH	30,586	6.51	3.94	33,468	6.59	4.37	36,120	8.14	3.66

Total certificates	229,824	48.91	4.39	238,185	46.89	4.57	225,731	50.84	3.47

Total deposits	$469,941	100.00%	2.69%	$507,961	100.00%	2.81%	443,999	100.00%	2.24%

The following table sets forth the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Net (withdrawals) deposits	$(15,376)	$24,321	$(75,474)
Interest credited	11,314	13,699	11,512

Net (decrease) increase in deposits	$(4,062)	$38,020	$(63,962)

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2008.

	At December 31,			At December 31, 2008, Maturing in
	2006	2007	2008	One Year or Less	Two Years	Three Years	Greater than Three Years
	(In thousands)
2.99% or less	$4,862	$856	$34,326	$33,946	$350	$30	$—
3.00% to 4.99%	206,519	225,569	186,631	171,331	12,710	1,621	969
5.00% to 5.99%	18,443	11,760	4,774	1,890	1,540	134	1,210

Total	$229,824	$238,185	$225,731	$207,167	$14,600	$1,785	$2,179

At December 31, 2008, the Bank had outstanding $107.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Amount (In thousands)
Three months or less	$32,780
Over three through six months	38,336
Over six through twelve months	28,307
Over twelve months	7,619

Total	$107,042

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2008, outstanding advances from the FHLB-NY amounted to $89.5 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, maturing in the periods indicated:

	At December 31,
	2006		2007		2008
	(Dollars in thousands)
Maturing by December 31,	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
2006	—%	$—	—%	$—	—%	$—
2007	2.91	17,000	—	—	—	—
2008	4.24	15,000	4.24	15,000	—	—
2009	5.25	18,000	5.25	18,000	2.69	38,500
2010	5.59	23,000	5.59	23,000	5.59	23,000
2011	5.24	10,000	5.24	10,000	5.24	10,000
2015	4.80	3,000	4.80	3,000	4.80	3,000
2016	4.05	15,000	4.05	15,000	4.05	15,000

	4.59%	$101,000	4.93%	$84,000	4.02%	$89,500

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) to invest, without regulatory approval, an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2008, Pamrapo had $215.7 million and $176,000 of its assets invested in Pamrapo Investment Company and Pamrapo Service Corporation, respectively, each of which is a wholly-owned subsidiary of the Bank. Pamrapo Investment Company manages and maintains certain tangible assets of the Bank for investment purposes. Currently, Pamrapo Service Corporation’s only activity is marketing non-variable life insurance products.

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

A large portion of the Bank’s real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2008, approximately 77.0% of the Bank’s gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank’s yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank’s interest rate spread.

The following tables set forth for the periods indicated information regarding the average balances of interest-earning assets and interest-bearing liabilities, the dollar amount of interest income earned on such assets and the resultant yields, the dollar amount of interest expense paid on such liabilities and the resultant costs. The tables also reflect the interest rate spread for such periods, the net yield on interest-earning assets (i.e., net interest income as a percentage of average interest-earning assets) and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are based on daily amounts.

	Year Ended December 31,									At December 31,
	2006			2007			2008			2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Actual Balance	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$448,917	$28,937	6.45%	$444,389	$28,838	6.49%	$433,667	$27,747	6.40%	$437,554	6.48%
Mortgage-backed securities	154,471	7,222	4.68	133,116	6,003	4.51	123,989	5,647	4.55	117,428	4.78
Investments (2)	11,465	773	6.74	10,072	695	6.90	11,243	851	7.57	12,121	7.92
Other interest-earning assets	13,343	605	4.53	32,030	1,566	4.89	34,941	970	2.78	14,631	2.77

Total interest-earning assets	628,196	37,537	5.98	619,607	37,102	5.99	603,840	35,215	5.83	581,734	6.07

Non-interest-earning assets	14,932			12,433			13,250			16,278

Total assets (1)	$643,128			$632,040			$617,090			$598,012

Interest-bearing liabilities:
Passbook and club account	146,117	2,017	1.38	125,809	1,623	1.29	118,749	1,358	1.14	115,719	1.12
NOW and money market accounts	67,523	780	1.15	82,466	1,005	1.22	84,839	1,197	1.41	61,867	1.48
Certificates of Deposits	218,635	8,517	3.90	227,840	11,070	4.81	230,845	8,957	3.88	225,731	3.47
Advances and other borrowings	104,042	4,667	4.59	91,346	4,384	4.80	78,089	3,893	4.99	89,500	4.02

Total interest-bearing liabilities	536,317	15,981	2.98	527,461	18,082	3.43	512,522	15,405	3.01	492,817	2.77

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	39,361			38,352			39,623			40,682
Other	7,690			6,982			6,699			9,835

Total non-interest-bearing liabilities	47,051			45,334			46,322			50,517

Total liabilities	583,368			572,795			558,844			543,334

Stockholders’ equity	59,760			59,245			58,246			54,678

Total liabilities and stockholders’ equity	$643,128			$632,040			$617,090			$598,012

Net interest income/interest rate spread		$21,556	3.00%		$19,020	2.56%		$19,810	2.82%

Net interest-earning assets/net yield on interest-earning assets	$91,879		3.43%	$92,146		3.07%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.17x			1.17x			1.18x

(1)	Non-accruing loans are part of the average balances of loans outstanding.
(2)	Includes held to maturity and available for sale.
(3)	Includes interest earning deposit in other banks and Federal Home Loan Bank stock.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts, which totaled $115.7 million at December 31, 2008, are withdrawn at the following rates: 11.55% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts, which totaled $25.8 million at December 31, 2008, are withdrawn at the following rates: 11.36% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its NOW and Super NOW accounts, which totaled $36 million at December 31, 2008, are withdrawn at the following rates: 11.36% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown.

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-earning Assets:
Loans	$19,360	$8,253	$9,069	$52,471	$203,487	$150,158	$442,798
Mortgage-backed securities	17	86	911	60,383	55,965	74	177,436
Investments	—	10,000	—	—	1,335	400	11,735
Other interest-earning assets (1)	14,631	—	—	—	—	—	14,631

Total interest-earning assets	34,008	18,339	9,980	112,854	260,787	150,632	586,600

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-bearing Liabilities:
NOW and Super NOW Accounts (2)	4,095	6,847	5,380	8,931	7,561	3,232	36,046
Money market accounts	2,933	4,905	3,854	6,398	5,417	2,315	25,822
Passbook and club accounts	13,366	21,934	17,234	28,609	24,223	10,353	115,719
Certificate accounts	207,167	16,385	2,080	99	—	—	225,731
Advances	38,500	33,000	—	18,000	—	—	89,500

Total interest-bearing liabilities	266,061	83,071	28,548	62,037	37,201	15,900	492,818

Interest sensitivity gap per period	(232,053)	(64,732)	(18,568)	50,817	223,586	134,732	93,782

Cumulative interest sensitivity gap	$(232,053)	$(296,785)	$(315,353)	$(264,536)	$(40,950)	$93,782

Cumulative gap as a percent of interest-earning assets	(39.56)%	(50.59)%	(53.76)%	(45.10)%	(6.98)%	15.99%

Cumulative interest-sensitive assets as a percent of interest-sensitive liabilities	12.78%	14.99%	16.50%	39.84%	91.41%	119.03%

(1)	Includes stock, which has no stated maturity.
(2)	Excludes non-interest-earning bearing accounts.

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

	Year Ended December 31,
	2007 v. 2006			2008 v. 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(285)	$186	$(99)	$(699)	$(393)	$(1,092)
Mortgaged-backed securities	(996)	(223)	(1,219)	(409)	53	(356)
Investments	(94)	16	(78)	81	75	156
Other interest-earning assets	846	115	961	142	(738)	(596)

Total interest income	(529)	94	(435)	(885)	(1,003)	(1,888)

Interest expense:
Passbook and club accounts	(281)	(113)	(394)	(89)	(176)	(265)
NOW and money market accounts	370	(144)	226	29	162	191
Certificates of deposit	419	2,134	2,553	90	(2,203)	(2,113)
Advances and other borrowings	(529)	246	(283)	(638)	147	(491)

Total interest expense	(21)	2,123	2,102	(608)	(2,070)	(2,678)

Net change in net interest	$(508)	$(2,029)	$(2,537)	$(277)	$1,067	$790

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

Federal Savings Institution Regulation

Cease and Desist Order. The Bank is subject to a range of bank regulatory compliance obligations. As previously disclosed, in connection with a routine compliance examination by the OTS, certain deficiencies were identified. The Bank has and continues to take steps to remediate these deficiencies and to strengthen the Bank’s overall compliance programs. The Bank agreed to a cease and desist order (the “Order”) issued by the OTS on September 26, 2008 as a result of issues relating to the Bank’s compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”). The Order did not identify or relate to any issues regarding the safety and soundness of the Bank.

The Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters and to take certain other actions identified by the OTS in the Order. The Bank has implemented initiatives to enhance, among other things, its BSA/AML Program and its Compliance Management Program in accordance with the requirements of the Order.

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2008, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2008:

	Actual Amount	Required Amount	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$54,578	$8,960	$45,618	9.14%	1.50%
Core (Leverage)	54,578	23,894	30,684	9.14%	4.00%
Risk-based	58,154	30,515	27,639	15.25%	8.00%

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

Insurance of Deposit Accounts. Deposits of the Bank are insured up to applicable limits by the DIF, which is administered by the FDIC. To maintain the DIF, FDIC-insured institutions are required to pay a deposit insurance premium. The FDIC’s risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Assessment rates for insured institutions for the year ended December 31, 2008 ranged from five basis points for the healthiest institutions to 43 basis points for the riskiest.

The FDIC adopted a final rule, which became effective on January 1, 2009, that raised the risk-based deposit insurance assessment rates uniformly for all insured institutions by seven basis points for the first quarter of 2009 assessment period. As a result, assessment rates for the first quarter of 2009 increased to 12 basis points for the healthiest institutions. The FDIC also adopted a final rule, which becomes effective on April 1, 2009, that modifies the way the assessment system differentiates risk among insured institutions and raises the assessment rates for the second quarter of 2009 assessment period and thereafter. Under this final rule, assessment rates for the second quarter of 2009 will range from between 12 and 16 basis points for the healthiest institutions to 45 basis points for the riskiest.

In addition, on February 27, 2009, the FDIC adopted an interim rule, with request for comment, to impose a one-time 20 basis point emergency special assessment, effective on June 30, 2009 and to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose additional special assessments of up to 10 basis points after June 30, 2009, if the DIF reserve ratio is estimated to fall to a level that that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter. The ultimate goal of the increase in assessment rates and the proposed special assessments is to restore the DIF reserve ratio to a minimum of 1.15 percent within the next seven years.

Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008 and could materially affect its reported earnings, liquidity and capital.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize a predecessor deposit insurance fund.

The Bank’s assessment rate for the year ended December 31, 2008 was 8.53 basis points. $327,000 in premiums that would have been paid were offset by $225,000 from the One-time Assessment Credits (OTAC) for which the Bank was eligible pursuant to The Federal Deposit Insurance Reform Act of 2005 (FDIRA). The ending credit balance remaining as of December 31, 2008 is $0. Payments on the FICO bonds amounted to $55,000.

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

On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA, among other things, raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In addition, on October 14, 2008, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program by which, for a fee, noninterest bearing transaction accounts will receive unlimited insurance coverage until December 31, 2009. The TLGP also includes the Debt Guarantee Program by which certain senior unsecured debt issued by institutions and their holding companies on or after October 14, 2008 and not later than June 30, 2009 will be guaranteed by the FDIC through June 30, 2012. Eligible entities were required to inform the FDIC by December 5, 2008 whether they wanted to opt out of one or both components of the TLGP or they became a participating entity in the program. The Company and the Bank elected to opt out of the Debt Guarantee Program, but the Bank chose to participate in the Transaction Account Guarantee Program.

Thrift Rechartering Legislation. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2008, the Bank’s limit on loans to one borrower was $7.7 million. At December 31, 2008, the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.6 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2008, the Bank maintained 78.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2008, the Bank was classified as a Tier 1 Bank.

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

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution “maintain sufficient liquidity to ensure its safe and sound operation.” The Bank’s average liquidity ratio for the month of December 2008 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 2.62%, and in the opinion of management meets current requirements for Bank’s safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2008 totaled $188,000.

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

The USA Patriot Act of 2001. The USA Patriot Act of 2001, as amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

Regulation R. In September 2007, the SEC and the Federal Reserve Board jointly adopted final rules to implement exceptions provided for in the Gramm-Leach-Bliley Act for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. Regulation R affects the way a bank’s employees who are not registered with the SEC may be compensated for referrals to a third-party broker-dealer with whom the bank has entered into a networking arrangement. In addition, Regulation R implements the bank broker exceptions relating to trust and fiduciary activities, deposit “sweep” activities, and custody and safekeeping activities. The final regulation also includes certain exemptions related to these and other activities. Regulation R became effective for the Bank on January 1, 2009.

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

Sarbanes-Oxley Act of 2002

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past ten years. For its 2008 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

Personnel

As of December 31, 2008, the Bank had 87 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Website Access to Company Reports

The Company’s Internet address is www.pamrapo.com. The Company makes available free of charge through the Investor Relations section of its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

Government investigations may reduce our earnings.

As previously disclosed and described in Part I, Item 3, Legal Proceedings of this Form 10-K, the Bank has received federal grand jury subpoenas from the United States Attorney’s Office for the District of New Jersey (“U.S. Attorney’s Office”). The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers, have also received grand jury testimony subpoenas in connection with this matter. In addition, the Bank and its wholly-owned subsidiary, Pamrapo Service Corporation, have also recently received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the manager of Pamrapo Service Corporation. The Bank is, and intends to continue, cooperating fully with the investigations. It is anticipated that the investigations will continue for at least the next several months. We are unable to predict what action, if any, might be taken in the future by governmental authorities as a result of these investigations or what impact, if any, the outcome of these matters might have on our consolidated financial position, results of operations, or cash flows. Regardless of the outcome, however, we may continue to incur substantial costs in dealing with these matters, which could continue to reduce our earnings.

Forensic audit of Pamrapo Service Corporation may disrupt our business, cause us to incur significant expenses and affect our financial statements for the current and prior periods.

As described in Part II, Item 9A, Controls and Procedures of this Form 10-K and Note 22 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders, in August 2008, management became aware that certain commission payments from a third-party broker, which were payable to Pamrapo Service Corporation, as required by its policies and procedures, were being paid directly to the manager of Pamrapo Service Corporation. The direct payments to the manager were made pursuant to a letter between a third-party broker and the president of Pamrapo Service Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the board of directors of Pamrapo Service Corporation, as required by its policies and procedures. Following an internal inquiry into this matter, an independent auditor recently was engaged to conduct a forensic audit and to review the business records of Pamrapo Service Corporation. Depending on the outcome of this audit, the independent auditor may provide recommendations regarding procedures and safeguards to be implemented on a going forward basis. At the present time, we cannot predict the outcome or the full impact of the forensic audit on our internal controls, business, results of operations or financial position. Depending upon the result of the forensic audit, however, we may need to record additional commission amounts in our income statement and evaluate whether a restatement of certain financial statements is necessary. In addition, the internal inquiry, forensic audit and related activities have required, and will likely continue to require, us to incur substantial expenses for legal, accounting and other professional services, and have diverted, and may continue to divert, management’s attention from our business.

If we are unsuccessful in our effort to remediate our material weakness in our internal control over financial reporting over time, it may adversely impact our ability to report our financial condition and results of operations in the future.

As discussed in Part II, Item 9A, Controls and Procedures of this Form 10-K, due to a material weakness in our internal control over financial reporting, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2008. Although, we have taken, and are continuing to take, actions to remediate the weakness in internal control over financial reporting, if we are unsuccessful in our focused effort to permanently and effectively remediate the weakness over time, it may adversely impact our ability to report our financial condition and results of operations in the future accurately and in a timely manner, and may potentially adversely impact our reputation with stockholders.

The Bank is subject to a cease and desist order, which could adversely affect us.

The Bank is subject to supervision and regulation by the OTS. As a regulated savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. On September 26, 2008, the Bank consented to the Order issued by the OTS. The Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters and to take certain other actions identified by the OTS in the Order. The Bank has and continues to take steps to remediate the deficiencies noted in the Order and to strengthen the Bank’s overall compliance programs, including initiatives implemented to enhance, among other things, the Bank’s BSA/AML Program and its Compliance Management Program. We cannot predict the further impact of the Order upon our business, financial condition or results of operations.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, the national economic recession or a further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Domestic economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•

The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•

We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on our historical loss experience, as well as an evaluation of the risks associated with our loans held for investment. During the year ended December 31, 2008, loans charged off totaled $124,000. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot provide assurance that we will not need to increase our allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Further deterioration in economic conditions, particularly in New Jersey, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Further deterioration in economic conditions, in particular within New Jersey, could result in the following consequences, any of which could hurt our business materially:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•

Collateral for loans made by us, especially real estate may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

A further downturn in the New Jersey real estate market could hurt our business.

Our business activities and credit exposure are concentrated in real estate lending in New Jersey. During 2008, the market for residential housing experienced dramatic declines, with falling home prices and increasing foreclosures. In recognition of the continued deterioration in the housing market and an expected increase in non-performing assets, we significantly increased our provision for loan losses in fiscal 2008. A further downturn in the New Jersey real estate market could hurt our business because the vast majority of our loans are secured by real estate located within New Jersey. If the significant decline in real estate values continues, especially in New Jersey, the collateral for our loans will provide less security. As a result, our ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

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

Recent changes in our management may cause uncertainty in, or be disruptive to, our general business operations.

On February 13, 2009, William J. Campbell retired as President, Chief Executive Officer and director of the Company and the Bank. Mr. Campbell had been with the Company and the Bank for over 40 years and had served as President and Chief Executive Officer since 1970. The Company’s board of directors has established a search committee that is in the process of seeking a permanent candidate to fill the position. In the meantime, Kenneth D. Walter, Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, has been appointed as Interim President and Chief Executive Officer of the Company and the Bank. This change in our management may be disruptive to our business and during the transition period there may be uncertainty with our stockholders and the Bank’s customers and employees concerning our future direction and performance. Our success will depend on our ability to attract, hire and retain senior management and other key personnel and on the abilities of the new management personnel to function effectively going forward.

Our former President and Chief Executive Officer owns a significant amount of our common stock and may make decisions that are not in the best interests of all stockholders.

As of December 31, 2008, William J. Campbell, our former President and Chief Executive Officer, owned approximately 12.2% of our outstanding common stock. As a result, he will have the ability to significantly influence the election and removal of our board of directors, as well as the outcome of any other matters to be decided by a vote of stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change in control may be perceived by some to be in the best interest of our stockholders.

We are subject to extensive regulation, which could adversely affect us.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Our business is highly regulated, and the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, which could make compliance more difficult or expensive, or otherwise adversely affect our business, financial condition or prospects.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Bank conducts its business through ten branch offices and one administrative office. Four offices have drive-up facilities. The Bank has eleven automatic teller machines at its branch facilities and four other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2008. The total net book value of the Bank’s premises and equipment at December 31, 2008 was $2.9 million.

Location	Year Office Opened	Net Book Value
		(In thousands)
Executive Office
591-597 Avenue C Bayonne, New Jersey	1985	$1,298
Branch Offices
611 Avenue C Bayonne, New Jersey	1984	565
155 Broadway Bayonne, New Jersey	1973	80
175 Broadway (1) Bayonne, New Jersey	1985	—
861 Broadway Bayonne, New Jersey	1962	65
987 Broadway Bayonne, New Jersey	1977	207
1475 Bergen Boulevard (1)(2) Fort Lee, New Jersey	1990	—
544 Broadway (1) Bayonne, New Jersey	1995	8
401 Washington Street (1) Hoboken, New Jersey	1990	—
473 Spotswood Englishtown Road (1) Monroe, New Jersey	1998	—
181 Avenue A (1) Bayonne, New Jersey	2004	93
211-A Washington Street (1) Jersey City, New Jersey	2006	131

Net book value of properties		2,447
Furnishings and equipment (3)		482

Total premises and equipment		$2,929

(1)	Leased Property.
(2)	Sold to NewBank, Flushing, New York, on March 6, 2009.
(3)	Includes off-site ATMs.

Item 3. Legal Proceedings.

As announced on February 3, 2009, the Bank previously received federal grand jury subpoenas from the United States Attorney’s Office for the District of New Jersey (“U.S. Attorney’s Office”). The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers, have also received grand jury testimony subpoenas in connection with this matter. In addition, the Bank and its wholly-owned subsidiary, Pamrapo Service Corporation, have also recently received federal grand jury subpoenas from the U.S. Attorney’s

Office relating to certain commissions paid to the manager of Pamrapo Service Corporation. The Bank is, and intends to continue, cooperating fully with the investigations, having previously provided documents and information to the U.S. Attorney’s Office. It is anticipated that the investigations will continue for at least the next several months. The Company is unable to predict what action, if any, might be taken in the future by governmental authorities as a result of these investigations or what impact, if any, the outcome of these matters might have on its consolidated financial position, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the market for Registrant’s common stock and related stockholder matters appears under Stock Information and Stock Performance Chart in the Registrant’s 2008 Annual Report to Shareholders on pages 45 and 46 and is incorporated herein by reference.

The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
October 1, 2008 to October 31, 2008	—	$—	—	41,456
November 1, 2008 to November 30, 2008	40,000	8.99	40,000	1,456
December 1, 2008 to December 31, 2008	—	—	—	1,456

Total	40,000		40,000

(1)	As of December 31, 2008.
(2)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000. On February 3, 2009, the Company announced a new stock repurchase program, which authorizes the repurchase of up to 5% of its outstanding common stock, or approximately 246,700 shares. Unless modified or revoked by the Company’s Board of Directors, the authorizations do not expire.
(3)	If the Company repurchases shares of its common stock, the Company intends to complete the original authorization with 1,456 shares remaining before purchasing additional shares pursuant to the new authorization.

Item 6. Selected Financial Data.

The selected financial data appears under Selected Consolidated Financial Condition and Operating Data of the Company in the Registrant’s 2008 Annual Report to Shareholders on pages 43 and 44 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The above-captioned information appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2008 Annual Report to Shareholders on pages 2 through 9 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about market risk appears under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk and —Net Portfolio Value in the Registrant’s 2008 Annual Report to Shareholders on pages 8 and 9 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements, and related notes thereto, of the Company and its subsidiaries, together with the report thereon by Beard Miller Company LLP appear in the Registrant’s 2008 Annual Report to Shareholders on pages 10 through 42 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Financial Officer and Interim Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The purpose of these controls and procedures is to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. Based on the evaluation, the Company’s Chief Financial Officer and Interim Chief Executive Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as discussed in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on the Effectiveness of Disclosure Controls and Procedures

There are inherent limitations on the effectiveness of any systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Annual Report on Internal Control Over Financial Reporting

March 12, 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria because management has identified the following material weakness:

Pamrapo Service Corporation—The controls relating to fees and commissions from sale of financial products payable to Pamrapo Service Corporation, a wholly-owned subsidiary of the Bank, were inadequate. In August 2008, management became aware that certain commission payments from a third-party broker, which were payable to Pamrapo Service Corporation, as required by its policies and procedures, were being paid directly to the manager of Pamrapo Service Corporation. The direct payments to the manager were made pursuant to a letter between a third-party broker and the president of Pamrapo Service Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the board of directors of Pamrapo Service Corporation, as required by its policies and procedures. Following an internal inquiry, the Board of Directors of the Bank was informed of the matter in January 2009. Management, under the oversight of the joint Audit Committee of the Company and the Bank, is in the process of remediating this material weakness.

The Independent Registered Public Accounting Firm that audited the consolidated financial statements included in the Registrant’s 2008 Annual Report to Shareholders has also issued an attestation on the Company’s internal control over financial reporting.

/s/ KENNETH D. WALTER
Kenneth D. Walter
Chief Financial Officer and Interim Chief Executive Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to December 31, 2008, the Company has taken and is continuing to take actions to remediate its material weakness in internal control over financial reporting as described further below.

Remediation of Material Weakness

In February 2009, the Company and the Bank took the following actions to remediate the weakness in internal control over financial reporting discussed above:

•	The manager of Pamrapo Service Corporation was terminated and any signing authority he may have had on behalf of Pamrapo Service Corporation was withdrawn.

•

The third-party broker was instructed that any further commissions to the manager of Pamrapo Service Corporation earned prior to his termination date that have not yet been paid should be placed in escrow.

•

An independent auditor was engaged to conduct a forensic audit and to review the business records of Pamrapo Service Corporation. Depending on the outcome of this audit, the independent auditor may provide recommendations regarding procedures and safeguards to be implemented on a going forward basis.

The Company will continue to evaluate the effectiveness of the remedial measures and the actions taken to date as summarized above with the intent to fully correct the weakness in internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pamrapo Bancorp, Inc

We have audited Pamrapo Bancorp, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management’s assessment:

Management overrode established controls and operating procedures in 2008 relating to collection of fees and commissions from third party brokers earned by a subsidiary of the Company. This override resulted in the third party broker paying fees and commissions directly to the manager of the subsidiary rather than the subsidiary, resulting in commission income not being accurately and completely recorded. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 12, 2009 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income and changes in stockholders’ equity and cash flows of Pamrapo Bancorp, Inc. and subsidiaries, and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP

Clark, New Jersey

March 12, 2009

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officers and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics is available free of charge by writing to the Secretary of the Company at 611 Avenue C, Bayonne, New Jersey 07002.

The information relating to directors, executive officers and audit committee of the Registrant and with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009, which will be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year 2008 (“Proxy Statement”).

Item 11. Executive Compensation.

The information relating to executive compensation, including the Personnel Committee Report, which is deemed furnished herein, is incorporated herein by reference to the Registrant’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	46,000	$24.77	22,380
Equity Compensation Plans Not Approved by Stockholders	—		—

Total	46,000	$24.77	22,380

Item 13. Certain Relationships, Related Transactions, and Director Independence.

The information relating to certain relationships and related transactions, and director independence is incorporated herein by reference to the Registrant’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information relating to principal accountant fees and services is incorporated herein by reference to the Registrant’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements of Pamrapo Bancorp, Inc. are incorporated by reference to the indicated pages of the 2008 Annual Report to Shareholders.
Page

Report of Independent Registered Public Accounting Firm	10

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007	11

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	12

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	13

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	14-15

Notes to Consolidated Financial Statements	16-42

The remaining information appearing in the 2008 Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

The following Exhibits are filed as part of this report, and this list includes the Exhibit Index.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]
3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]
3.2	Pamrapo Bancorp, Inc. By-laws.[3]
4	Stock Certificate of Pamrapo Bancorp, Inc.[4]
10.1	Restated Bank Employment Agreement by and between Pamrapo Savings Bank, S.L.A. and William J. Campbell.5*
10.2	Restated Holding Company Employment Agreement by and between Pamrapo Bancorp, Inc. and William J. Campbell.5*
10.3	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter.5*
10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.6*
10.5	Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[7]
10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]
10.7	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008.[9]
10.8	Stipulation and Consent to Issuance of Order to Cease and Desist.[9]
11	Computation of earnings per share (filed herewith).
13	Portions of the 2008 Annual Report to Shareholders (filed herewith).
14	Code of Ethics.[10]
21	Subsidiary information is incorporated herein by reference to “Part I—Subsidiaries.”
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[9]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
[10]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.
Dated: March 16, 2009

	By:	/s/ KENNETH D. WALTER
Kenneth D. Walter
Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH D. WALTER Kenneth D. Walter	Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	March 16, 2009

/s/ DANIEL J. MASSARELLI Daniel J. Massarelli	Chairman of the Board and Director	March 16, 2009

/s/ JOHN A. MORECRAFT John A. Morecraft	Vice Chairman of the Board and Director	March 16, 2009

/s/ PATRICK D. CONAGHAN Patrick D. Conaghan	Director	March 16, 2009

/s/ KENNETH R. POESL Kenneth R. Poesl	Director	March 16, 2009

/s/ ROBERT G. DORIA Robert G. Doria	Director	March 16, 2009

/s/ HERMAN L. BROCKMAN Herman L. Brockman	Director	March 16, 2009