Form 10-Q
period 2009-03-31
PAMRAPO BANCORP INC
filed 2009-05-11
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value per share 4,935,542 shares outstanding as of May 8, 2009.

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and amounts due from depository institutions	$3,282,593	$4,116,871
Interest-bearing deposits in other banks	16,035,819	9,470,431

Total cash and cash equivalents	19,318,412	13,587,302
Securities available for sale	726,093	770,752
Investment securities held to maturity; estimated fair value of $10,787,000 (2009) and $10,831,000 (2008)	11,346,171	11,350,165
Mortgage-backed securities held to maturity; estimated fair value of $114,336,000 (2009) and $119,920,146 (2008)	110,987,429	117,427,652
Loans receivable (net of allowance for loan losses of $5,186,000 (2009) and $4,661,000 (2008)	430,681,836	437,554,169
Foreclosed real estate	426,353	426,353
Premises and equipment	2,843,156	2,929,035
Federal Home Loan Bank of New York stock	5,254,300	5,160,100
Accrued interest receivable	3,113,171	2,884,431
Deferred tax assets	5,028,654	4,380,878
Other assets	2,647,468	1,541,027

Total assets	$592,373,043	$598,011,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest bearing	$385,998,877	$403,317,004
Non-interest bearing	48,096,148	40,681,753

Total deposits	434,095,025	443,998,757
Advances from Federal Home Loan Bank of New York	91,600,000	89,500,000
Advance payments by borrowers for taxes and insurance	3,232,600	3,281,968
Other liabilities	9,015,916	6,552,889

Total liabilities	537,943,541	543,333,614

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding – none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,935,542 shares outstanding	69,000	69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	61,625,559	61,928,289
Accumulated other comprehensive loss	(3,064,867)	(3,118,849)
Treasury stock, at cost: 1,964,458 shares	(23,539,805)	(23,539,805)

Total stockholders’ equity	54,429,502	54,678,250

Total liabilities and stockholders’ equity	$592,373,043	$598,011,864

See notes to consolidated financial statements	1

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$6,763,971	$6,978,834
Mortgage-backed securities	1,305,058	1,399,858
Investments	233,513	192,064
Other interest-earning assets	35,976	550,650

Total interest income	8,338,518	9,121,406

Interest expense:
Deposits	2,406,528	3,399,352
Advances from Federal Home Loan Bank	870,390	1,037,204
Overnight borrowings	21,043	—

Total interest expense	3,297,961	4,436,556

Net interest income	5,040,557	4,684,850
Provision for loan losses	525,000	77,500

Net interest income after provision for loan losses	4,515,557	4,607,350

Non-interest income:
Fees and service charges	250,953	320,406
Gain on sale of branch	492,037	—
Commissions from sale of financial products	83,320	164,750
Other	88,657	52,925

Total non-interest income	914,967	538,081

Non-interest expenses:
Salaries and employee benefits	2,060,148	1,935,704
Net occupancy expense of premises	329,728	334,137
Equipment	311,281	322,858
Advertising	50,388	76,832
Professional fees	1,226,993	205,125
Provision for loss on foreclosed real estate	—	22,500
Other	752,245	647,430

Total non-interest expenses	4,730,783	3,544,586

Income before income taxes	699,741	1,600,845
Income taxes	262,141	591,246

Net income	$437,600	$1,009,599

Net income per common share:
Basic	$0.09	$0.20

Diluted	$0.09	$0.20

Dividends per common share	$0.15	$0.23

Weighted average number of common shares outstanding:
Basic	4,935,542	4,975,542

Diluted	4,935,542	4,975,542

See notes to consolidated financial statements	2

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$437,600	$1,009,599

Other comprehensive income, net of income taxes:
Gross unrealized holding losses on securities available for sale	(26,407)	(5,119)
Benefit plans	116,482	47,678
Deferred income taxes	(36,093)	(16,971)

Other comprehensive income	53,982	25,588

Comprehensive income	$491,582	$1,035,187

See notes to consolidated financial statements	3

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$437,600	$1,009,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	100,243	135,297
Amortization of premiums and discounts, net	55,406	99,908
Amortization of deferred loan fees, net	42,678	53,884
Provision for loan losses	525,000	77,500
Provision for loss on foreclosed real estate	—	22,500
(Gain) on sale of branch	(492,037)	—
Deferred income tax (benefit)	(611,993)	(186,573)
(Increase) in accrued interest receivable	(228,740)	(225,606)
(Increase) decrease in other assets	(1,178,317)	236,320
Increase in other liabilities	2,579,509	377,771

Net cash provided by operating activities	1,229,349	1,600,600

Cash flows from investing activities:
Principal repayments on securities available for sale	18,252	54,680
Principal repayments on mortgage-backed securities held to maturity	6,388,811	5,593,929
Purchases of mortgage-backed securities held to maturity	—	(10,042,273)
Net decrease in loans receivable	6,304,655	9,305,787
Capital improvements to foreclosed real estate	—	(10,226)
Additions to premises and equipment	(22,326)	(21,879)
Proceeds from sale of premises and equipment	7,962	—
(Purchase) redemption of Federal Home Loan Bank of New York stock	(94,200)	300

Net cash provided by investing activities	12,603,154	4,880,318

Cash flows from financing activities:
Net increase (decrease) in deposits	4,541,883	(5,601,238)
Cash paid upon sale of branch deposits, net of premiums received	(13,953,578)	—
Increase in advances from Federal Home Loan Bank	2,100,000	—
Net (decrease) increase in payments by borrowers for taxes and insurance	(49,368)	75,827
Cash dividends paid	(740,330)	(1,144,375)

Net cash (used in) financing activities	(8,101,393)	(6,669,786)

Net increase (decrease) in cash and cash equivalents	5,731,110	(188,868)
Cash and cash equivalents – beginning	13,587,302	66,896,019

Cash and cash equivalents – ending	19,318,412	$66,707,151

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,300,191	$4,542,591

Income taxes	$0	$83,160

See notes to consolidated financial statements	4

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated unaudited financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Pamrapo Savings Bank, S.L.A. (the “Bank”), Pamrapo Service Corporation, Inc. and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or convertible into common stock, if dilutive, using the treasury stock method. The Company had no dilutive potential common shares outstanding during the three month periods ended March 31, 2009 and 2008.

4. SALE OF BRANCH OFFICE

On March 6, 2009, the Bank completed its transaction for the sale of assets and transfer of liabilities of the Bank’s Fort Lee, New Jersey banking office, as well as assignment of the lease for that office, to NewBank, a New York chartered commercial bank located in Flushing, New York. As of that date, the deposits of the Bank’s Fort Lee branch were approximately $14.5 million. The sale price for the assets of the branch, which was offset against the amount owed to NewBank for assuming the branch’s deposits, was $500,000. The Bank recorded a gain of approximately $492,000 as a result of the sale.

5. BENEFIT PLANS—COMPONENTS OF NET PERIODIC PENSION/SERP COST

	Pension Plan Three Months Ended March 31,		Supplemental Executive Retirement Plan Three Months Ended March 31,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Service cost	$67	$67	$—	$—
Interest cost	131	128	21	27
Expected return on plan assets	(95)	(146)	—	—
Amortization of unrecognized net loss/(gain)	118	42	(18)	(11)
Unrecognized past service liability	4	4	12	12

Net periodic benefit expense	$225	$95	$15	$28

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

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

For assets measured at fair value on a recurring and non recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
March 31, 2009
Recurring:
Securities available for sale	$726	$—	$726	$—
Non-recurring:
Impaired loans	2,223	—	—	2,223
Foreclosed real estate	426	—	—	426

Total	$3,375	$—	$726	$2,649

December 31, 2008
Recurring:
Securities available for sale	$771	$—	$771	$—
Non-recurring:
Impaired loans	1,501	—	—	1,501
Foreclosed real estate	426	—	—	426

Total	$2,698	$—	$771	$1,927

The following summarizes activity related to impaired loans and foreclosed real estate for the three month period ended March 31, 2009 (in thousands):

Impaired Loans	Three month period ended March 31, 2009
Beginning Balance	$1,501
Additions	869
Payments and other credits	—
Provision for loan losses	(147)

Ending balance	$2,223

Foreclosed Real Estate	Three month period ended March 31, 2009
Beginning Balance	$426
Additions	—
Payments and other credits	—
Reserve for loss	—

Ending balance	$426

The following valuation techniques were used to measure the fair value of assets in the tables above.

Available for Sale Securities — Fair value on available for sale securities was based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. As of March 31, 2009 and December 31, 2008, all fair values on available for sale securities were based on prices obtained from these sources based on actual market quotations for each specific security.

Impaired Loans — Loans included in the above tables are those that are accounted for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $2,223,000, net of valuation allowances of $1,232,000 at March 31, 2009, and loan balances of $1,501,000, net of valuation allowances of $1,086,000 at December 31, 2008.

Foreclosed Real Estate — Fair value of foreclosed real estate was based on independent third party appraisals of the properties. These values were identified based on the sales prices of similar properties in the proximate vicinity.

7. CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or on income or expense are considered to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, amounts related to the Company’s defined benefit pension plan and other-than-temporary impairment of investment and mortgage-backed securities. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio. Since there has been no material shift in the composition of the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

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

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” SFAS No. 132 (R) “Employers’ Disclosures about Pensions and Other Post Retirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” and as amended by SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Post Retirement Plans.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability, including the primary employee demographics such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 11 to the Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders, which is filed as Exhibit 13 and incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal 2008.

The determination of whether or not “other than temporary” impairment exists is a matter of judgment. On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. Management considers many factors including the severity and duration of the impairment; the intent and ability of the Bank to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not early adopted the guidance and is currently evaluating the effect that this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not early adopted the guidance and is currently evaluating the effect that this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not early adopted the guidance and is currently evaluating the effect that this new pronouncement will have on its consolidated financial statements.

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

Recent Developments

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and its 2008 Annual Report to Shareholders, in August 2008, management became aware that certain commission payments from a third-party broker, which were payable to Pamrapo Service Corporation, Inc. (the “Corporation”), a wholly-owned subsidiary of the Bank, as required by its policies and procedures, were being paid directly to the manager of the Corporation (the “Manager”). The direct payments to the Manager were made pursuant to a letter between a third-party broker and the president of the Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the Board of Directors of the Corporation, as required by its policies and procedures. Following an internal inquiry into this matter, the Bank determined, based upon the knowledge and understanding at the time of the individuals who conducted the inquiries, that $270,357 was owed by the Manager to the Corporation for commissions paid directly to the Manager for the period from August 2007 to December 2008. The $270,357 was repaid by or on behalf of the Manager to the Corporation, and the Company and the Bank recognized the amount of $270,357 in earnings during the fourth quarter of 2008. For further information, please see Note 22 to the Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders, which is filed as Exhibit 13 and incorporated by reference to its Annual Report on Form 10-K for fiscal 2008.

On February 24, 2009, the Audit Committee of the Company engaged independent forensic accountants to assist with an internal investigation of the business and financial records of the Corporation. On May 5, 2009, the independent forensic accountants issued a report to the Company’s Audit Committee with respect to the results of their internal investigation (the “Report”). The Report indicates that, based upon the information presented to the forensic accountants on or before April 24, 2009 and the procedures that they performed, the forensic accountants determined that the Manager received funds in the form of commission income directly from broker-dealers and insurance carriers beginning in the year 2005 through his termination on February 12, 2009. According to the Report, the independent forensic accountants determined that, as of May 5, 2009, excluding the $270,357 previously paid to the Corporation, an additional $224,559 in commission revenue for the fiscal years 2005 through 2008 is due to the Corporation by the Manager and certain other individuals previously affiliated with the Corporation. Recovery of any of these amounts is subject to several contingencies, including any claims or defenses put forth by any person or entity that the Company would choose to seek recovery from, including, but not limited to, the former Manager of the Corporation. The amounts are subject to change based on the receipt of further information. Management has determined that the item is a gain contingency and in accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies (As Amended),” has not reflected any amounts in its consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. If it is determined that the Corporation is in fact entitled to any of these amounts and they are in fact recovered, the amounts could be material to the Company’s current and previously issued consolidated financial statements, and restatements of certain consolidated financial statements may be necessary.

The Report reflects the determinations of the independent forensic accountants based upon information received and procedures performed through the date of the Report. The Company’s management and Board of Directors are still in the process of evaluating the Report.

Changes in Financial Condition

The Company’s assets at March 31, 2009 totaled $592.4 million, which represents a decrease of $5.6 million as compared with $598.0 million at December 31, 2008.

Total cash and cash equivalents of $19.3 million at March 31, 2009 increased $5.7 million or 41.9% when compared with $13.6 million at December 31, 2008. The increase during the three months ended March 31, 2009 resulted primarily from an increase in interest-bearing deposits in other banks which more than offset a decrease in cash and amounts due from depository institutions.

Securities available for sale at March 31, 2009 decreased $45,000 or 5.8% to $726,000 when compared with $771,000 at December 31, 2008. The decrease during the three months ended March 31, 2009 resulted primarily from repayments on securities available for sale of $18,000 and an increase in net unrealized losses of $27,000.

Investment securities held to maturity at March 31, 2009 totaled $11.3 million as compared with $11.4 million at December 31, 2008. Mortgage-backed securities held to maturity at March 31, 2009 decreased $6.4 million or 5.5% to $111.0 million when compared with $117.4 million at December 31, 2008. During the three months ended March 31, 2009, principal repayments of mortgage-backed securities held to maturity totaled $6.4 million.

Net loans receivable amounted to $430.7 million at March 31, 2009, as compared to $437.6 million at December 31, 2008, which represents a decrease of $6.9 million or 1.6%. The decrease during the three months ended March 31, 2009 resulted primarily from principal repayments exceeding loan originations.

Foreclosed real estate consists of two single family residences.

Deposits at March 31, 2009 totaled $434.1 million as compared with $444.0 million at December 31, 2008, representing a decrease of $9.9 million or 2.2%. The decrease during the three months ended March 31, 2009 resulted primarily from the sale of the Bank’s Fort Lee, New Jersey branch with deposits of approximately $14.5 million.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $91.6 million at March 31, 2009 as compared with $89.5 million at December 31, 2008 representing an increase of $2.1 million or 2.3%.

Stockholders’ equity totaled $54.4 million and $54.7 million at March 31, 2009 and December 31, 2008, respectively. The decrease of $300,000 for the three months ended March 31, 2009 resulted primarily from net income of $438,000 offset by cash dividends paid of $740,000.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net income for the three months ended March 31, 2009 totaled $438,000 as compared with $1.0 million for the three months ended March 31, 2008 representing a decrease of $572,000 or 57.2%. The decrease in net income during the 2009 period resulted from a decrease in total interest income and increases in the provision for loan losses and non-interest expenses, which more than offset decreases in total interest expense and income taxes along with an increase in non-interest income.

Interest income on loans decreased by $215,000 or 3.1% to $6.8 million during the three months ended March 31, 2009, when compared with $7.0 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $1.2 million or 0.3% in the average balance of loans outstanding, along with a decrease of eighteen basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $95,000 or 6.8% to $1.3 million during the three months ended March 31, 2009, when compared with $1.4 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $9.3 million or 7.5% in the average balance of mortgage-backed securities outstanding, which more than offset a three basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments increased $42,000 or 21.9% to $234,000 during the three months ended March 31, 2009, when compared to $192,000 during the same 2008 period primarily due to an increase of $932,000 million or 8.7% in the average balance of such assets outstanding, along with an increase of eighty-seven basis points in the yield on the portfolio. Interest earned on other interest-earning assets decreased by $515,000 or 93.5% to $36,000 during the three months ended March 31, 2009, when compared to $551,000 during the same 2008 period primarily due to a decrease of $47.7 million or 72.5% in the average balance of such assets outstanding, along with a decrease of two hundred fifty-five basis points in the yield on the portfolio. Approximately $38.0 million of the decrease relates to withdrawals from one interest bearing demand deposit account.

Interest expense on deposits decreased $993,000 or 29.2% to $2.4 million during the three months ended March 31, 2009, when compared to $3.4 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $64.4 million or 13.9% in the average balance of interest-bearing deposits, along with a decrease of fifty-two basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $146,000 or 14.6% to $891,000 during the three months ended March 31, 2009, when compared with $1.0 million during the same 2008 period, primarily due to a decrease of seventy-six basis points in the cost of advances and other borrowed money, which more than offset an increase of $1.3 million or 1.5% in the average balance of advances and other borrowed money outstanding.

Net interest income increased $356,000 or 7.6% during the three months ended March 31, 2009 when compared with the same 2008 period. Such increase was due to a decrease in total interest expense of $1.1 million, which more than offset a decrease in total interest income of $783,000. The Bank’s net interest rate spread was 3.05% in 2009 and 2.51% in 2008. During the three months ended March 31, 2009, there was a decrease in the cost of interest-bearing liabilities of fifty-two basis points, along with an increase of two basis points in the yield on interest-earning assets.

During the three months ended March 31, 2009 and 2008, the Bank provided $525,000 and $77,500, respectively, as a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The increase in the provision for loan losses was primarily due to an increase in the Bank’s non-performing loans. At March 31, 2009 and 2008, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $16.0 million or 2.70% of total assets and $5.4 million or 0.90% of total assets, respectively. At March 31, 2009, $8.8 million of non-performing loans were accruing interest and $7.2 million were on non-accrual status.

Included in the non-performing loans were $7.1 million in one-to-four family mortgage loans, $2.5 million in multi-family mortgage loans, $2.2 million in non-residential mortgage loans, $2.0 million in construction loans, and $2.2 million in commercial loans. The Bank’s largest non-accruing commercial loan of $1.9 million is to a local hospital. In October 2006, $1.0 million of the total $3.0 million due on the loan was paid and the remaining balance of approximately $1.9 million was secured by a mortgage on real estate. The $1.9 million was due on June 1, 2007. As of March 31, 2009, the $1.9 million loan balance had not been paid. The repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank. The methodology used to determine the collectability of this loan was based on the fair value of the collateral of the loan. The fair value of the physical collateral was valued on December 15, 2006 at $2.04 million, which is greater than the loan balance at March 31, 2009. While management believes that the mortgage on the property is valid, the unsecured creditors in the bankruptcy proceedings have brought suit against the Bank charging that the mortgage is a “voidable preference.” Litigation is in the discovery phase. At this point, management believes, based on discussions with its litigation counsel, the Bank will likely prevail in its defense. However, due to the normal uncertainties of any litigation, the loan has been deemed impaired and is included in the net recorded investment in impaired loans with recorded allowances totaling $2.2 million at March 31, 2009. The hospital property is in close proximity to the Bank and is routinely observed by management. Given the proximity of the property, management’s knowledge of the real estate and the fact that the appraisal of the property is higher than the carrying value of the loan, management does not believe that a new appraisal is needed at this time. The Company has not charged off this loan against the allowance for loan losses based on the fact that the loan is collateralized by properties that have a greater value than the carrying amount of the loan. However, due to the uncertainty of any litigation, the Bank decided to establish an allowance for the hospital loan and will continue to monitor this loan and evaluate its collectability as necessary.

During the three months ended March 31, 2009 and 2008, the Bank charged off no loans. There were also no recoveries during either period. The allowance for loan losses amounted to $5.2 million at March 31, 2009, representing 1.19% of total loans and 32.32% of loans delinquent ninety days or more, and $3.2 million at March 31, 2008, representing 0.75% of total loans and 59.43% of loans delinquent ninety days or more.

Non-interest income increased $377,000 or 70.1% to $915,000 during the three months ended March 31, 2009, from $538,000 during the same 2008 period. Fees and service charges and commissions from the sale of financial products decreased $69,000 and $81,000 respectively, which were more than offset by the gain on the sale of the Fort Lee branch of $492,000 and an increase in other income of $36,000.

Non-interest expenses increased $1.2 million or 34.3% to $4.7 million during the three months ended March 31, 2009, when compared with $3.5 million during the same 2008 period. Salaries and employee benefits, professional fees, and miscellaneous expenses increased $124,000, $1,022,000, and $105,000 respectively, sufficient to offset decreases in net occupancy of premises, equipment, advertising, and loss on foreclosed real estate of $4,000, $12,000, $26,000 and $22,000 respectively. The increase in professional fees was predominately due to fees paid to consultants that the Bank engaged as a result of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”), effective September 26, 2008, and expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the United States Attorney’s Office for the District of New Jersey (“U.S. Attorney’s Office”).

Income taxes totaled $262,000 and $591,000 during the three months ended March 31, 2009 and 2008, respectively. The decrease during the 2009 period resulted from a decrease in pre-tax income of $901,000. The effective income tax rate was 37.5% and 36.9% for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 3.84% during the month of March 2009. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2009 and 2008.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $430.7 million and $437.6 million at March 31, 2009 and December 31, 2008, respectively. Securities available for sale totaled $726,000 and $771,000 at March 31, 2009 and December 31, 2008, respectively. Mortgage-backed securities held to maturity totaled $111.0 million and $117.4 million at March 31, 2009, and December 31, 2008, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities such activities were funded by principal repayments on existing loans and mortgage-backed securities.

The main sources of financing activities are deposits, advances and dividends. Deposits were $386.0 million and $403.3 million at March 31, 2009 and December 31, 2008, respectively. Advances totaled $91.6 million and $89.5 million at March 31, 2009 and December 31, 2008, respectively. Cash dividends of $740,000 and $1.1 million were paid during the three months ended March 31, 2009 and 2008, respectively.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2009, advances from the FHLB amounted to $91.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2009, the Bank had outstanding commitments to originate loans of $4.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $196.9 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at March 31, 2009, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$59,204	15.56%	$30,438	8.00%	$38,047	10.00%
(to risk-weighted assets)

Tier 1 Capital	55,248	14.52	—	—	22,828	6.00
(to risk-weighted assets)

Core (Tier 1) Capital	55,248	9.35	23,638	4.00%	29,548	5.00
(to adjusted total assets)

Tangible Capital	55,248	9.35	8,864	1.50%	—	—
(to adjusted total assets)

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at March 31, 2009:

Contractual Obligations	Total	Payment Due By Period
		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
FHLB-NY advances	$91,600	$40,600	$33,000	$0	$18,000
Certificates of deposit	212,994	196,918	14,358	1,718	—
Lease obligations	2,665	487	954	773	451
Benefit plans	7,059	694	1,390	1,379	3,596

Total	$314,318	$238,699	$49,702	$3,870	$22,047

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at March 31, 2009.

Off-Balance Sheet Arrangements	Total	Commitment Expiration By Period
		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$4,881	$4,881	$—	—	—
Unused lines of credit	11,317	11,317	—	—	—
Letters of credit	1,722	1,712	10

Total	$17,920	$17,910	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Bank’s current investment strategy is to maintain an overall securities portfolio that contributes to the Bank’s overall profitability and asset mix within given quality and maturity considerations established and maintained by the Bank’s Investment and Interest Rate Risk Committees.

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of December 31, 2008, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points
	(Dollars in Thousands)
+300	$39,487	$(37,135)	(48)%	6.70%	(540	)bp
+200	54,127	(22,495)	(29)%	8.93%	(317	)bp
+100	66,952	(9,670)	(13)%	10.78%	(132	)bp
+ 50	72,010	(4,611)	(6)%	11.47%	(62	)bp
0	76,621	—	—	12.10%	—
- 50	79,819	3,197	4%	12.51%	42	bp
- 100	82,538	5,916	8%	12.86%	77	bp

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Financial Officer and Interim Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The purpose of these controls and procedures is to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. Based on the evaluation, the Company’s Chief Financial Officer and Interim Chief Executive Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as identified during management’s assessment of internal control over financial reporting as of December 31, 2008, the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment of internal control over financial reporting as of the end of fiscal 2008, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008, which also existed as of March 31, 2009:

Pamrapo Service Corporation – The controls relating to fees and commissions from sale of financial products payable to the Corporation, a wholly-owned subsidiary of the Bank, were inadequate. In August 2008, management became aware that certain commission payments from a third-party broker, which were payable to the Corporation, as required by its policies and procedures, were being paid directly to the Manager of the Corporation. The direct payments to the Manager were made pursuant to a letter between a third-party broker and the president of the Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the Board of Directors of the Corporation, as required by its policies and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has taken and is continuing to take actions to remediate its material weakness in internal control over financial reporting.

For a summary of the results of the internal investigation of the business and financial records of the Corporation conducted by independent forensic accountants engaged by the Company’s Audit Committee, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments of this Form 10-Q.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

As announced on February 3, 2009, the Bank previously received federal grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey. The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers and directors, have received grand jury testimony subpoenas in connection with this matter. In addition, the Bank and its wholly-owned subsidiary, the Corporation, have also received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the Manager of the Corporation. The Bank has, and continues to, fully cooperate with the investigations. It is anticipated that the investigations will continue for at least the next several months. Although no penalties have been imposed on the Bank to date as a result of these investigations, it is probable that the Bank will incur monetary penalties in the form of fines and forfeiture as a result of these matters. A reasonable estimate of the amount of the fines and forfeiture is not feasible as of the date of this report. Accordingly, the Company has not reflected any amounts in its consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. Such amounts, however, could have a material impact on the Company’s future consolidated financial statements.

ITEM 1A.	Risk Factors

The following is an update to the first two risk factors disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as an additional risk factor that you should carefully consider, which could materially affect our results of operations. Other than as disclosed below, there are no other material changes from the risk factors previously disclosed in the Form 10-K.

Government investigations could materially impact our financial statements and continue to reduce our earnings.

As previously disclosed and described in Part II, Item 1, Legal Proceedings of this Form 10-Q, the Bank has received federal grand jury subpoenas from the U.S. Attorney’s Office. The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers and directors, have received grand jury testimony subpoenas in connection with this matter. In addition, the Bank and its wholly-owned subsidiary, the Corporation, have also received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the Manager of the Corporation. The Bank has, and continues to, fully cooperate with the investigations. It is anticipated that the investigations will continue for at least the next several months. Although no penalties have been imposed on the Bank to date as a result of these investigations, it is probable that the Bank will incur monetary penalties in the form of fines and forfeiture as a result of these matters. A reasonable estimate of the amount of the fines and forfeiture is not feasible as of the date of this report. Accordingly, the Company has not reflected any amounts in its consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. Such amounts, however, could have a material impact on our future consolidated financial statements. In addition, regardless of the outcome of these investigations, we may continue to incur substantial costs in dealing with these matters, which could continue to reduce our earnings.

Any additional commission amounts recovered by Pamrapo Service Corporation could materially impact our financial statements for the current and prior periods.

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments of this Form 10-Q and Note 22 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders, in August 2008, management became aware that certain commission payments from a third-party broker, which were payable to the Corporation, as required by its policies and procedures, were being paid directly to the Manager of the Corporation. The direct payments to the Manager were made pursuant to a letter between a third-party broker and the president of the Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the Board of Directors of the Corporation, as required by its policies and procedures. On February 24, 2009, the Audit Committee of the Company engaged independent forensic accountants to assist with an internal investigation of the business and financial records of the Corporation. On May 5, 2009, the independent forensic accountants issued a Report to the Audit Committee with respect to the results of their internal investigation. The Report indicates that the forensic accountants determined, among other things, that additional commission revenue amounts are due to the Corporation. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments in Part I, Item 2 of this Form 10-Q for further information. Recovery of any of these amounts is subject to several contingencies, including any claims or defenses put forth by any person or entity that the Company would choose to seek recovery from, including, but not limited to, the former Manager of the Corporation. Management has determined that the item is a gain contingency and in accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies (As Amended),” has not reflected any amounts in its consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. Our management and Board of Directors are still in the process of evaluating the Report. If it is determined that the Corporation is in fact entitled to any of these amounts and they are in fact recovered, the amounts could be material to our current and previously issued consolidated financial statements, and restatements of certain consolidated financial statements may be necessary. In addition, resolving this matter has required, and will likely continue to require, us to incur substantial expenses for legal, accounting and other professional services, and has diverted, and may continue to divert, management’s attention from our business.

Increased FDIC insurance premiums could have a material impact on our 2009 results of operations.

On February 27, 2009, the Federal Deposit Insurance Corporation (“FDIC”) adopted an interim rule imposing a one-time 20-basis point emergency special assessment on deposits, effective on June 30, 2009 and to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose additional special assessments of up to 10-basis points after June 30, 2009, as deemed necessary. On May 6, 2009, the U.S. Senate passed a bill that would extend the FDIC’s borrowing authority with the U.S. Treasury. The FDIC has previously indicated that it could reduce the special assessment to 10-basis points if Congress enacted deposit insurance legislation increasing its borrowing authority; however, there can be no assurance that this will occur. While aspects of the FDIC’s assessment plan remain unresolved, we anticipate that the assessments could have a material impact upon operating expenses in 2009 and could materially affect our reported earnings, liquidity and capital.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its common stock during the quarter ended March 31, 2009. As of March 31, 2009, there were 248,165 shares remaining that may be repurchased under the Company’s stock repurchase programs, which were announced on August 22, 2000 and February 3, 2009. Unless modified or revoked by the Company’s Board of Directors, the repurchase authorizations do not expire.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments of this Form 10-Q, which information is incorporated herein by reference.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Pamrapo Bancorp, Inc. By-laws.[3]

4	Stock Certificate of Pamrapo Bancorp, Inc.[4]

10.1	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.[5]*

10.2	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. 6*

10.3	Amended and Restated Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan (filed herewith).

10.4	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[7]

10.5	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008. [8]

10.6	Stipulation and Consent to Issuance of Order to Cease and Desist.[8]

11	Computation of earnings per share (filed herewith).

31	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[6]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[7]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[8]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 11, 2009	By:	/s/ Kenneth D. Walter
Kenneth D. Walter Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer