Form 10-Q/A
period 2009-03-31
PAMRAPO BANCORP INC
filed 2009-05-26
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Pamrapo Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009 (“Original Form 10-Q”) to amend the following:

•

The Company’s Consolidated Statement of Financial Condition at March 31, 2009 in Part I, Item 1, Financial Statements to reclassify $8.2 million of deposits previously included in non-interest bearing deposits into interest bearing deposits.

•

“Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008” and “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations to adjust disclosure related to deposits, as well as correct a clerical error.

Items included in the Original Form 10-Q that are not included in this Form 10-Q/A are not amended and remain in effect as of the filing date of the Original Form 10-Q. In addition, this Form 10-Q/A does not modify or update the disclosures included in the Original Form 10-Q to reflect events that have occurred after the filing date of the Original Form 10-Q.

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and amounts due from depository institutions	$3,282,593	$4,116,871
Interest-bearing deposits in other banks	16,035,819	9,470,431

Total cash and cash equivalents	19,318,412	13,587,302
Securities available for sale	726,093	770,752
Investment securities held to maturity; estimated fair value of $10,787,000 (2009) and $10,831,000 (2008)	11,346,171	11,350,165
Mortgage-backed securities held to maturity; estimated fair value of $114,336,000 (2009) and $119,920,146 (2008)	110,987,429	117,427,652
Loans receivable (net of allowance for loan losses of $5,186,000 (2009) and $4,661,000 (2008)	430,681,836	437,554,169
Foreclosed real estate	426,353	426,353
Premises and equipment	2,843,156	2,929,035
Federal Home Loan Bank of New York stock	5,254,300	5,160,100
Accrued interest receivable	3,113,171	2,884,431
Deferred tax assets	5,028,654	4,380,878
Other assets	2,647,468	1,541,027

Total assets	$592,373,043	$598,011,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest bearing	$394,156,548	$403,317,004
Non-interest bearing	39,938,477	40,681,753

Total deposits	434,095,025	443,998,757
Advances from Federal Home Loan Bank of New York	91,600,000	89,500,000
Advance payments by borrowers for taxes and insurance	3,232,600	3,281,968
Other liabilities	9,015,916	6,552,889

Total liabilities	537,943,541	543,333,614

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding – none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,935,542 shares outstanding	69,000	69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	61,625,559	61,928,289
Accumulated other comprehensive loss	(3,064,867)	(3,118,849)
Treasury stock, at cost: 1,964,458 shares	(23,539,805)	(23,539,805)

Total stockholders’ equity	54,429,502	54,678,250

Total liabilities and stockholders’ equity	$592,373,043	$598,011,864

See notes to consolidated financial statements	1

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

Forward-Looking Statements

This Form 10-Q/A may include certain forward-looking statements based on current management expectations. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

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

Interest income on loans decreased by $215,000 or 3.1% to $6.8 million during the three months ended March 31, 2009, when compared with $7.0 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $1.2 million or 0.3% in the average balance of loans outstanding, along with a decrease of eighteen basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $95,000 or 6.8% to $1.3 million during the three months ended March 31, 2009, when compared with $1.4 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $9.3 million or 7.5% in the average balance of mortgage-backed securities outstanding, which more than offset a three basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments increased $42,000 or 21.9% to $234,000 during the three months ended March 31, 2009, when compared to $192,000 during the same 2008 period primarily due to an increase of $932,000 or 8.7% in the average balance of such assets outstanding, along with an increase of eighty-seven basis points in the yield on the portfolio. Interest earned on other interest-earning assets decreased by $515,000 or 93.5% to $36,000 during the three months ended March 31, 2009, when compared to $551,000 during the same 2008 period primarily due to a decrease of $47.7 million or 72.5% in the average balance of such assets outstanding, along with a decrease of two hundred fifty-five basis points in the yield on the portfolio. Approximately $38.0 million of the decrease relates to withdrawals from one interest bearing demand deposit account.

Interest expense on deposits decreased $993,000 or 29.2% to $2.4 million during the three months ended March 31, 2009, when compared to $3.4 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $62.0 million or 13.3% in the average balance of interest-bearing deposits, along with a decrease of fifty-three basis points in the cost of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $146,000 or 14.6% to $891,000 during the three months ended March 31, 2009, when compared with $1.0 million during the same 2008 period, primarily due to a decrease of seventy-six basis points in the cost of advances and other borrowed money, which more than offset an increase of $1.3 million or 1.5% in the average balance of advances and other borrowed money outstanding.

Net interest income increased $356,000 or 7.6% during the three months ended March 31, 2009 when compared with the same 2008 period. Such increase was due to a decrease in total interest expense of $1.1 million, which more than offset a decrease in total interest income of $783,000. The Bank’s net interest rate spread was 3.06% in 2009 and 2.51% in 2008. During the three months ended March 31, 2009, there was a decrease in the cost of interest-bearing liabilities of fifty-three basis points, along with an increase of two basis points in the yield on interest-earning assets.

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

The main sources of financing activities are deposits, advances and dividends. Deposits were $434.1 million and $444.0 million at March 31, 2009 and December 31, 2008, respectively. Advances totaled $91.6 million and $89.5 million at March 31, 2009 and December 31, 2008, respectively. Cash dividends of $740,000 and $1.1 million were paid during the three months ended March 31, 2009 and 2008, respectively.

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

Off-Balance Sheet Arrangements	Total	Commitment Expiration By Period
		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$4,881	$4,881	$—	—	—
Unused lines of credit	11,317	11,317	—	—	—
Letters of credit	1,722	1,712	10

Total	$17,920	$17,910	$10	$—	$—

PART II—OTHER INFORMATION

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Pamrapo Bancorp, Inc. By-laws.[3]

4	Stock Certificate of Pamrapo Bancorp, Inc.[4]

10.1	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.[5]*

10.2	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. 6*

10.3	Amended and Restated Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[7]

10.4	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]

10.5	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008.[9]

10.6	Stipulation and Consent to Issuance of Order to Cease and Desist.[9]

11	Computation of earnings per share.[7]

31	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[6]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[7]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[9]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 26, 2009	By:	/s/ Kenneth D. Walter
Kenneth D. Walter Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer