Form 10-Q
period 2009-06-30
PAMRAPO BANCORP INC
filed 2009-08-10
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock, $.01 par value per share – 4,935,542 shares outstanding as of August 10, 2009

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and amounts due from depository institutions	$3,100,587	$4,116,871
Interest-bearing deposits in other banks	19,868,633	9,470,431

Total cash and cash equivalents	22,969,220	13,587,302
Securities available for sale	713,127	770,752
Investment securities held to maturity; fair value of $10,809,000 (2009) and $10,831,000 (2008)	11,343,291	11,350,165
Mortgage-backed securities held to maturity; fair value of $104,890,000 (2009) and $119,920,000 (2008)	101,822,621	117,427,652
Loans receivable net of allowance for loan losses of $6,012,000 (2009) and $4,661,000 (2008)	422,462,611	437,554,169
Foreclosed real estate	426,353	426,353
Premises and equipment	2,754,011	2,929,035
Federal Home Loan Bank of New York stock	3,899,700	5,160,100
Accrued interest receivable	2,812,240	2,884,431
Deferred tax assets	5,329,482	4,380,878
Other assets	971,104	1,541,027

Total assets	$575,503,760	$598,011,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest bearing	$410,154,985	$403,317,004
Non-interest bearing	39,124,279	40,681,753

Total deposits	449,279,264	443,998,757
Advances from Federal Home Loan Bank of New York	62,000,000	89,500,000
Advance payments by borrowers for taxes and insurance	2,840,368	3,281,968
Other liabilities	10,987,094	6,552,889

Total liabilities	525,106,726	543,333,614

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,935,542 shares outstanding, 2009 and 2008	69,000	69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	57,492,069	61,928,289
Accumulated other comprehensive loss	(2,963,845)	(3,118,849)
Treasury stock, at cost; 1,964,458 shares, 2009 and 2008	(23,539,805)	(23,539,805)

Total stockholders’ equity	50,397,034	54,678,250

Total liabilities and stockholders’ equity	$575,503,760	$598,011,864

See notes to consolidated financial statements.	1

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$6,440,393	$6,839,705	$13,204,364	$13,818,539
Mortgage-backed securities	1,209,272	1,440,072	2,514,330	2,839,930
Investments	233,875	205,210	467,388	397,274
Other interest-earning assets	68,263	279,189	104,239	829,839

Total interest income	7,951,803	8,764,176	16,290,321	17,885,582

Interest expense:
Deposits	2,208,675	2,959,089	4,615,203	6,358,441
Advances from Federal Home Loan Bank	820,122	1,057,453	1,711,555	2,094,657
Overnight borrowings	24,646	—	24,646	—

Total interest expense	3,053,443	4,016,542	6,351,404	8,453,098

Net interest income	4,898,360	4,747,634	9,938,917	9,432,484
Provision for loan losses	850,000	150,500	1,375,000	228,000

Net interest income after provision for loan losses	4,048,360	4,597,134	8,563,917	9,204,484

Non-interest income:
Fees and service charges	282,969	323,300	533,922	643,706
Gain on sale of branch	—	—	492,037	—
Commissions from sale of financial products	3,053	125,598	86,373	290,348
Other	108,544	106,412	197,201	159,337

Total non-interest income	394,566	555,310	1,309,533	1,093,391

Non-interest expenses:
Salaries and employee benefits	1,878,458	1,864,732	3,938,606	3,800,436
Net occupancy expense of premises	301,627	327,205	631,355	661,342
Equipment	337,165	329,168	648,446	652,026
Advertising	49,994	66,000	100,382	142,832
Professional fees	1,590,428	409,790	2,817,421	614,915
Loss on foreclosed real estate	5,363	1,483	13,015	27,432
Federal Deposit Insurance Premiums	396,018	13,575	494,821	28,051
Litigation loss reserve	3,000,000	—	3,000,000	—
Other	665,500	613,127	1,311,290	1,242,632

Total non-interest expenses	8,224,553	3,625,080	12,955,336	7,169,666

(Loss) income before income tax (benefit) expense	(3,781,627)	1,527,364	(3,081,886)	3,128,209
Income tax (benefit) expense	(191,047)	564,266	71,094	1,155,512

Net (loss) income	$(3,590,580)	$963,098	$(3,152,980)	$1,972,697

Net (loss) income per common share:
Basic	$(0.73)	$0.20	$(0.64)	$0.40

Diluted	$(0.73)	$0.20	$(0.64)	$0.40

Dividends per common share	$0.11	$0.23	$0.26	$0.46

Weighted average number of common shares outstanding:
Basic	4,935,542	4,975,542	4,935,542	4,975,542

Diluted	4,935,542	4,975,542	4,935,542	4,975,542

See notes to consolidated financial statements.	2

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(3,590,580)	$963,098	$(3,152,980)	$1,972,697

Other comprehensive income, net of income taxes:
Gross unrealized holding gains (losses) on securities available for sale	51,827	(1,047)	25,420	(6,166)
Benefit plans	116,482	47,678	232,964	95,356
Deferred income tax (benefit)	(67,287)	(18,671)	(103,380)	(35,642)

Other comprehensive income	101,022	27,960	155,004	53,548

Comprehensive (loss) income	$(3,489,558)	$991,058	$(2,997,976)	$2,026,245

See notes to consolidated financial statements.	3

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,152,980)	$1,972,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	199,143	266,774
Amortization of premiums and discounts, net	99,634	164,029
Amortization of deferred loan fees, net	102,229	90,098
Provision for loan losses	1,375,000	228,000
Provision for loss on foreclosed real estate	—	22,500
Gain on sale of branch	(492,037)	—
Deferred income tax benefit	(958,772)	(205,712)
Decrease (increase) in accrued interest receivable	72,191	(11,239)
Decrease (increase) in other assets	569,923	(191,765)
Increase in other liabilities	4,573,957	516,452

Net cash provided by operating activities	2,388,288	2,851,834

Cash flows from investing activities:
Principal repayments on securities available for sale	83,045	77,604
Principal repayments on mortgage-backed securities held to maturity	15,512,271	11,554,496
Purchases of mortgage-backed securities held to maturity	—	(14,994,187)
Net decrease in loans receivable	13,614,329	7,362,812
Capital improvements to foreclosed real estate	—	(10,226)
Additions to premises and equipment	(32,081)	(37,379)
Proceeds from sale of premises and equipment	7,962	—
Redemption of Federal Home Loan Bank of New York Stock	1,260,400	652,000

Net cash provided by investing activities	30,445,926	4,605,120

Cash flows from financing activities:
Net increase (decrease) in deposits	19,726,122	(41,281,768)
Cash paid upon sale of branch deposits, net of premiums received	(13,953,578)	—
Repayment of advances from Federal Home Loan Bank of New York	(29,600,000)	(13,000,000)
Advances from Federal Home Loan Bank of New York	2,100,000	—
Net (decrease) increase in payments by borrowers for taxes and insurance	(441,600)	68,067
Cash dividends paid	(1,283,240)	(2,288,749)

Net cash used in financing activities	(23,452,296)	(56,502,450)

Net increase (decrease) in cash and cash equivalents	9,381,918	(49,045,496)
Cash and cash equivalents – beginning	13,587,302	66,896,019

Cash and cash equivalents – ending	$22,969,220	$17,850,523

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,391,709	$8,510,523

Income taxes	$844,746	$1,330,354

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include certain information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, August 10, 2009.

3. NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is based on the weighted average number of common shares actually outstanding. Diluted net (loss) income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or convertible into common stock, if dilutive, using the treasury stock method. The company had no dilutive potential common shares outstanding during the three and six month periods ended June 30, 2009 and 2008.

4. BENEFITS PLANS—COMPONENTS OF NET PERIODIC BENEFIT/EXPENSE

	Pension Plan				Supplemental Executive Retirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In Thousands)
Service cost	$66	$67	$133	$134	$—	$—	$—	$—
Interest cost	131	128	262	256	21	27	42	54
Expected return on plan assets	(96)	(147)	(191)	(293)	—	—	—	—
Amortization of unrecognized net loss (gain)	118	42	236	84	(18)	(11)	(36)	(22)
Unrecognized past service liability	5	4	9	8	12	12	24	24

Net periodic benefit/expense	$224	$94	$449	$189	$15	$28	$30	$56

5. SECURITIES

SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Mortgage-backed securities	$335,892	$1,844	$609	$337,127
Trust originated preferred security, maturing after 20 years	400,000	—	24,000	376,000

Total	$735,892	$1,844	$24,609	$713,127

The unrealized losses categorized by the length of time of the continuous loss position, and the fair value of the related securities available for sale are as follows:

	Less than 12 Months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Mortgage-backed securities	$133,317	$609	$—	$—	$133,317	$609
Trust originated preferred security, maturing after 20 years	—	—	376,000	24,000	376,000	24,000

Total	$133,317	$609	$376,000	$24,000	$509,317	$24,609

INVESTMENT SECURITIES HELD TO MATURITY

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Subordinated notes:
Due within one year	$4,009,514	$—	$209,514	$3,800,000
Due after one within five years	6,000,000	—	300,000	5,700,000
Municipal obligations:
Due after 10 years through 15 years	1,333,777	199	24,876	1,309,100

Total	$11,343,291	$199	$534,390	$10,809,100

5. SECURITIES (Continued)

The unrealized losses, categorized by the length of time of the continuous loss position, and the fair value of the related securities held to maturity are as follows:

	Less than 12 Months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Subordinated notes:
Due within one year	$3,800,000	$209,514	$—	$—	$3,800,000	$209,514
Due after one within five years	5,700,000	300,000	—	—	5,700,000	300,000
Municipal obligations:
Due after 10 years through 15 years	—	—	934,100	24,876	934,100	24,876

Total	$9,500,000	$509,514	$934,100	$24,876	$10,434,100	$534,390

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Federal Home Loan Mortgage Corporation	$70,404,104	$2,244,475	$22,070	$72,626,509
Federal National Mortgage Association	18,244,951	551,707	6,980	18,789,678
Governmental National Mortgage Corporation	98,155	11,968	—	110,123
Collateralized mortgage obligations	13,075,411	288,851	226	13,364,036

Total	$101,822,621	$3,097,001	$29,276	$104,890,346

5. SECURITIES (Continued)

The unrealized losses, categorized by the length of time of the continuous loss position, and the fair value of the related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Federal Home Loan Mortgage Corporation	$—	$—	$2,145,869	$22,070	$2,145,869	$22,070
Federal National Mortgage Association	—	—	904,938	6,980	904,938	6,980
Collateralized mortgage obligations	—	—	727,410	226	727,410	226

Total	$—	$—	$3,778,217	$29,276	$3,778,217	$29,276

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s consolidated results of operations and financial condition.

Management does not believe that any of the unrealized losses at June 30, 2009 represent an other-than-temporary impairment. Unrealized losses on available for sale securities relate to subordinated notes and municipal securities that earn interest at a fixed rate. Such losses are due to changes in market interest rates while the above investments are at a fixed rate. The unrealized losses on held to maturity investments relate to subordinated notes and mortgage backed securities that earn interest at a fixed rate. Such losses are due to changes in market interest rates while the above investments are at a fixed rate. The unrealized losses on the held to maturity mortgage backed securities portfolio are due primarily to increases in market interest rates. The securities with unrealized losses are primarily at fixed interest rates. At June 30, 2009, unrealized losses included three mortgage-backed securities, one trust-originated preferred security, seven subordinated notes, two municipal obligations, one Federal Home Loan Mortgage Corporation security, one Federal National Mortgage Association security and one collateralized mortgage obligation.

Federal Home Loan Bank of New York (“FHLB”) stock, which represents required investment in the common stock of a correspondent bank, is carried at cost and as of June 30. 2009 and December 31, 2008, consists of the common stock FHLB.

5. SECURITIES (Continued)

Management evaluates the FHLB stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2009.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

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

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For assets measured at fair value on a recurring and non-recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
June 30, 2009
Recurring:
Securities available for sale	$713	$—	$713	$—
Non-recurring:
Impaired loans	2,238	—	—	2,238
Foreclosed real estate	426	—	—	426

Total	$3,377	$—	$713	$2,664

December 31, 2008
Recurring:
Securities available for sale	$771	$—	$771	$—
Non-recurring:
Impaired loans	1,501	—	—	1,501
Foreclosed real estate	426	—	—	426

Total	$2,698	$—	$771	$1,927

The following summarizes activity related to impaired loans and foreclosed real estate for the three and six month periods ended June 30, 2009:

	Periods ended June 30, 2009
Impaired Loans	Three months	Six months
	(In Thousands)
Beginning balance	$2,223	$1,501
Additions	618	1,487
Payments and other credits	(2)	(2)
Provision for loan losses	(601)	(748)

Ending balance	$2,238	$2,238

	Periods ended June 30, 2009
Foreclosed Real Estate	Three months	Six months
	(In Thousands)
Beginning balance	$426	$426
Additions	—	—
Payments and other credits	—	—
Reserve for loss	—	—

Ending balance	$426	$426

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following valuation techniques were used to measure the fair value of assets in the tables above for additional information on the fair values of the Company’s financial instruments and the related methods and assumptions, see the tabular information and narrative below.

Impaired Loans: Loans included in the above tables are those that are accounted for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $2,238,000, net of valuation allowances of $1,814,000 at June 30, 2009, and loan balances of $1,501,000, net of valuation allowances of $1,086,000 at December 31, 2008.

Foreclosed Real Estate: Fair value of foreclosed real estate was based on independent third party appraisals of the properties. These values were identified based on the sales prices of similar properties in the proximate vicinity.

The following is a summary of fair value versus the carrying value of financial instruments. For the Company and the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments. Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used for the purpose of this note. Changes in assumptions could significantly affect these estimates.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and fair value of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,969	$22,969	$13,587	$13,587
Securities available for sale	713	713	771	771
Investment securities held to maturity	11,343	10,809	11,350	10,831
Mortgage-backed securities held to maturity	101,823	104,890	117,428	119,920
FHLB stock	3,900	3,900	5,160	5,160
Loans receivable	422,463	438,050	437,554	454,149
Interest receivable	2,812	2,812	2,884	2,884

Financial liabilities:
Deposits	$449,279	$451,816	$443,999	$447,734
Advances from FHLB	62,000	63,786	89,500	94,830
Interest payable	318	318	359	359

Commitments to extend credit	—	—	—	—

The following methods and assumptions were used in estimating the fair value of financial instruments in the table above:

Cash and cash equivalents and interest receivable and payable: The carrying amounts reported in the consolidated financial statements for cash and cash equivalents and interest receivable and payable approximate their fair values.

Securities: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

FHLB stock: Due to its restricted nature, the estimated fair value of the Bank’s investment in FHLB stock is deemed equal to its carrying value, which represents the price at which it may be redeemed.

Loans receivable: The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change to credit risk, fair values are based on carrying values.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank of New York: Fair value is estimated using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

Commitments to extend credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

7. CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management that have, or could have a material impact on the carrying value of certain assets and liabilities or on income or expense are considered to be critical accounting policies.

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

7. CRITICAL ACCOUNTING POLICIES (Continued)

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” SFAS No. 132 (R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” and as amended by SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Post Retirement Plans.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s consolidated results of operations and financial condition.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

8. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 as well as the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Statement No. 165 sets forth the period after the balance sheet date during which management of the reporting entity, should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. The adoption of SFAS No. 165 did not have an effect on the amounts reported in the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP effective June 30, 2009 did not have an effect on the amounts reported in the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing another-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that another-than-temporary impairment exists, but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.

The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP effective June 30, 2009 did not have an effect on the amounts reported in the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP effective June 30, 2009 did not have an effect on the amounts reported in the Company’s consolidated financial statements.

9. MERGER AGREEMENT

On June 29, 2009, the Company and BCB Bancorp, Inc., a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pamrapo will merge with and into BCB, with BCB as the surviving corporation. The Bank and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), will also enter into a subsidiary agreement and plan of merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of BCB common stock for each share of the Company’s common stock. In addition, all outstanding unexercised options to purchase the Company’s common stock will be converted into options to purchase BCB common stock. The transaction is expected to close by year end, pending regulatory approvals, approval of the Merger Agreement by shareholders of both Pamrapo and BCB, and the satisfaction of other customary closing conditions.

10. SUBSEQUENT EVENT

The Bank’s largest non-accruing commercial loan of $1.9 million is to a local hospital. In October 2006, $1.0 million of the total $3.0 million due on the loan was paid and the remaining contractual balance of approximately $1.9 million was secured by a mortgage on real estate. The $1.9 million was due on June 1, 2007. As of June 30, 2009, the $1.9 million loan balance had not been paid. The repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank, charging that the payment and the mortgage were “avoidable preferences.”

On June 9, 2009, the Liquidating Trustee for the hospital filed a motion providing for an auction sale of the two mortgaged properties to be sold free and clear of all liens, with liens to attach to the proceeds of sale. The Bank did not oppose the motion and the auction sale was held at a hearing on July 20, 2009. The U.S. Bankruptcy Court for the District of New Jersey, by orders dated July 23, 2009, approved separate bids to acquire the properties for a total of $1.6 million. The closings took place on August 5, 2009 and August 6, 2009, respectively. Net proceeds of the sale, after deducting taxes, real estate commissions and other closing costs, were approximately $1.5 million.

The litigation with respect to the hospital loan is currently in the discovery phase. The successful party in the preference litigation will be entitled to some or all of the net proceeds of the sale of the properties. At this point, management believes, based on discussions with its litigation counsel, the Bank will likely prevail in its defense. However, due to the normal uncertainties of any litigation, the loan has been deemed impaired and is included in the recorded investments in impaired loans, net of its related allowance, at June 30, 2009. Based upon the net carrying value of the hospital loan as of June 30, 2009, if the Bank is successful in the preference litigation and, as a result, receives all or a certain portion of the net proceeds of the sale of the properties, the Bank may recover the current net carrying value of the hospital loan plus a portion of amounts previously reserved for. The Bank will continue to monitor this loan and evaluate its collectability as necessary.

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

Recent Developments

On June 29, 2009, the Company and BCB Bancorp, Inc., a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pamrapo will merge with and into BCB, with BCB as the surviving corporation. The Bank and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), will also enter into a subsidiary agreement and plan of merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of BCB common stock for each share of the Company’s common stock. In addition, all outstanding unexercised options to purchase the Company’s common stock will be converted into options to purchase BCB common stock. The transaction is expected to close by year end, pending regulatory approvals, approval of the Merger Agreement by shareholders of both Pamrapo and BCB, and the satisfaction of other customary closing conditions.

On June 9, 2009, the Liquidating Trustee for the hospital, which is the debtor of the Bank’s largest non-accruing commercial loan the repayment of which is subject to bankruptcy proceedings, filed a motion providing for an auction sale of the two mortgaged properties securing the $1.9 million still owed to the Bank to be sold free and clear of all liens, with liens to attach to the proceeds of sale. The Bank did not oppose the motion and the auction sale was held at a hearing on July 20, 2009. The U.S. Bankruptcy Court for the District of New Jersey, by orders dated July 23, 2009, approved separate bids to acquire the properties for a total of $1.6 million. The closings took place on August 5, 2009 and August 6, 2009, respectively. Net proceeds of the sale, after deducting taxes, real estate commissions and other closing costs, were approximately $1.5 million. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008” for further information regarding the hospital loan.

Report of Independent Forensic Accountants

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

On February 24, 2009, the Audit Committee of the Company engaged independent forensic accountants to assist with an internal investigation of the business and financial records of the Corporation. On May 5, 2009, the independent forensic accountants issued a report to the Company’s Audit Committee with respect to the results of their internal investigation (the “Report”). The Report indicates that, based upon the information presented to the forensic accountants on or before April 24, 2009 and the procedures that they performed, the forensic accountants determined that the Manager received funds in the form of commission income directly from broker-dealers and insurance carriers beginning in the year 2005 through his termination on February 12, 2009. According to the Report, the independent forensic accountants determined that, as of May 5, 2009, excluding the $270,357 previously paid to the Corporation, an additional $224,559 in commission revenue for the fiscal years 2005 through 2008 is due to the Corporation by the Manager and certain other individuals previously affiliated with the Corporation. Recovery of any of these amounts is subject to several contingencies, including any claims or defenses put forth by any person or entity that the Company would choose to seek recovery from, including, but not limited to, the former Manager of the Corporation. The amounts are subject to change based on the receipt of further information. Management has determined that the item is a gain contingency and in accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies (As Amended),” has not reflected any amounts in its consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008. If it is determined that the Corporation is in fact entitled to any of these amounts and they are in fact recovered, the amounts could be material to the Company’s current and previously issued consolidated financial statements, and restatements of certain consolidated financial statements may be necessary.

The Report reflects the determinations of the independent forensic accountants based upon information received and procedures performed through the date of the Report. The Company’s management, Board of Directors and Audit Committee are still in the process of evaluating the Report and other information as it becomes available to determine additional amounts due, if any.

Changes in Financial Condition

The Company’s assets at June 30, 2009 totaled $575.5 million, which represents a decrease of $22.5 million or 3.8% as compared with $598.0 million at December 31, 2008.

Total cash and cash equivalents of $23.0 million at June 30, 2009 increased $9.4 million or 69.1% when compared with $13.6 million at December 31, 2008. The increase during the six months ended June 30, 2009 resulted primarily from an increase in interest-bearing deposits in other banks, which more than offset a decrease in cash and amounts due from depository institutions.

Securities available for sale at June 30, 2009 decreased $58,000 or 7.5% to $713,000 when compared with $771,000 at December 31, 2008. The decrease during the six months ended June 30, 2009 resulted primarily from repayments on securities available for sale of $83,000 and a decrease in net unrealized losses of $25,000.

Investment securities held to maturity at June 30, 2009 totaled $11.3 million as compared with $11.4 million at December 31, 2008. Mortgage-backed securities held to maturity at June 30, 2009 decreased $15.6 million or 13.3% to $101.8 million when compared with $117.4 million at December 31, 2008. The decrease during the six months ended June 30, 2009 resulted primarily from principal repayments totaling $15.5 million.

Net loans receivable amounted to $422.5 million at June 30, 2009, as compared to $437.6 million at December 31, 2008, which represents a decrease of $15.1 million or 3.5%. The decrease during the six months ended June 30, 2009 resulted primarily from principal repayments exceeding loan originations.

Foreclosed real estate consists of two single-family residences.

Deferred tax assets totaled $5.3 million at June 30, 2009 as compared to $4.4 million at December 31, 2008 representing an increase of $900,000. This increase was primarily due to an increase in the provision for loan losses, the reserve for uncollectable interest and the accrual for pension and other post-retirement plans.

Deposits at June 30, 2009 totaled $449.3 million as compared with $444.0 million at December 31, 2008 representing an increase of $5.3 million or 1.2%. The increase during the six months ended June 30, 2009 resulted primarily from an increase in interest bearing deposits, which more than offset the loss of deposits as a result of the sale of the Bank’s Fort Lee, New Jersey branch in March 2009 with deposits, as of the date of sale, approximating $14.5 million.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $62.0 million at June 30, 2009 as compared with $89.5 million at December 31, 2008 representing a decrease of $27.5 million or 30.7% due to repayments on the advances.

Stockholders’ equity totaled $50.4 million and $54.7 million at June 30, 2009 and December 31, 2008, respectively. The decrease of $4.3 million for the six months ended June 30, 2009 resulted primarily from a net loss of $3.2 million and from cash dividends paid of $1.3 million.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

The net loss for the three months ended June 30, 2009 totaled $3.6 million as compared to net income of $963,000 for the three months ended June 30, 2008, representing a decrease of $4.6 million or 473.8%. The net loss during the three months ended June 30, 2009, as compared to the same 2008 period, resulted primarily from a $4.6 million increase in total non-interest expenses and a higher provision for loan losses, as well as decreases in total interest income and total non-interest income, which were partially offset by decreases in total interest expense and a benefit for income taxes. The $4.6 million increase in total non-interest expenses was primarily driven by a $3.0 million litigation loss reserve accrued during the second quarter of 2009 and a $1.2 million increase in professional fees from the quarter ended June 30, 2008 to the quarter ended June 30, 2009, as well as a $382,000 increase in Federal Deposit Insurance Corporation (“FDIC”) premiums from the 2008 to the 2009 period.

Interest income on loans decreased by $400,000 or 5.9% to $6.4 million during the three months ended June 30, 2009, when compared with $6.8 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $2.0 million or 0.5% in the average balance of loans outstanding, along with a decrease of thirty-four basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $231,000 or 16.5% to $1.2 million during the three months ended June 30, 2009, when compared with $1.4 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $19.3 million or 15.3% in the average balance of mortgage-backed securities outstanding, along with a four basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased by $29,000 or 14.1% to $234,000 during the three months ended June 30, 2009, when compared to $205,000 during the same 2008 period, primarily due to an increase of $921,000 or 8.6% in the average balance of such assets outstanding, along with an increase of thirty-nine basis points in the yield on the portfolio.

Interest income earned on other interest-earning assets decreased by $211,000 or 75.6% to $68,000 during the three months ended June 30, 2009, when compared to $279,000 during the same 2008 period, primarily due to a decrease of one hundred forty-six basis points in the yield on the portfolio in addition to a decrease of $17.0 million or 35.7% in the average balance of such assets outstanding.

Interest expense on deposits decreased $750,000 or 25.0% to $2.2 million during the three months ended June 30, 2009, when compared to $3.0 million during the same 2008 period. Such decrease was primarily attributable to a decrease of fifty-three basis points in the cost of interest-bearing deposits, in addition to a decrease of $30.3 million or 6.8% in the average balance of interest-bearing deposits.

Interest expense on advances from the FHLB and overnight borrowing decreased by $213,000 or 20.1% to $845,000 million during the three months ended June 30, 2009, when compared with $1.06 million during the same 2008 period, primarily due to a decrease of $3.2 million or 4.2% in the average balance of advances and overnight borrowings outstanding, along with a ninety-four basis point decrease in the cost of advances and overnight borrowings.

Net interest income increased $151,000 or 3.2% during the three months ended June 30, 2009 when compared with the same 2008 period. Such increase was due to a decrease in total interest expense of $963,000, which more than offset a decrease in total interest income of $812,000. The Bank’s net interest rate spread was 3.01% in 2009 and 2.63% in 2008. There was a decrease in the cost of interest-bearing liabilities of fifty-seven basis points, which more than offset a decrease of nineteen basis points in the yield on interest-earning assets.

During the three months ended June 30, 2009 and 2008, the Bank provided $850,000 and $151,000, respectively, as a provision for loan losses. The $700,000 increase in the provision for loan losses, from the 2008 to the 2009 period, was primarily due to an increase in the Bank’s non-performing loans, which were $19.7 million at June 30, 2009 compared to $8.0 million at June 30, 2008. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions.

At June 30, 2009 and 2008, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $19.7 million or 3.43% of total assets and $8.0 million or 1.32% of total assets, respectively. At June 30, 2009, $7.4 million of non-performing loans were accruing interest and $12.3 million were on nonaccrual status.

Included in the non-performing loans were $9.9 million in one-to-four family mortgage loans, $2.6 million in multi-family mortgage loans, $2.4 million in non-residential mortgage loans, $2.5 million in construction loans, and $2.3 million in commercial loans. The Bank’s largest non-accruing commercial loan of $1.9 million is to a local hospital. In October 2006, $1.0 million of the total $3.0 million due on the loan was paid and the remaining contractual balance of approximately $1.9 million was secured by a mortgage on real estate. The $1.9 million was due on June 1, 2007. As of June 30, 2009, the $1.9 million loan balance had not been paid. The repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank, charging that the payment and the mortgage were “avoidable preferences.” In August 2009, the two mortgaged properties were sold through a bankruptcy auction free and clear of all liens, with liens attaching to the proceeds of the sale for a total of $1.6 million. Net proceeds of the sale, after deducting taxes, real estate commissions and other closing costs, were approximately $1.5 million. For further information, please see “—Recent Developments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The litigation with respect to the hospital loan is currently in the discovery phase. The successful party in the preference litigation will be entitled to some or all of the net proceeds of the sale of the properties. At this point, management believes, based on discussions with its litigation counsel, the Bank will likely prevail in its defense. However, due to the normal uncertainties of any litigation, the loan has been deemed impaired and is included in the recorded investments in impaired loans, net of its related allowance, at June 30, 2009. Based upon the net carrying value of the hospital loan as of June 30, 2009, if the Bank is successful in the preference litigation and, as a result, receives all or a certain portion of the net proceeds of the sale of the properties, the Bank may recover the current net carrying value of the hospital loan plus a portion of amounts previously reserved for. The Bank will continue to monitor this loan and evaluate its collectability as necessary.

During the three months ended June 30, 2009, the Bank charged off loans totaling $24,000. There were no charge offs for the 3 months ended June 30, 2008. There were also no recoveries during either period. The allowance for loan losses amounted to $6.0 million at June 30, 2009, representing 1.34% of total loans and 30.49% of loans delinquent ninety days or more, and $3.4 million at June 30, 2008, representing 0.78% of total loans and 42.40% of loans delinquent ninety days or more.

Non-interest income decreased $160,000 or 28.8% to $395,000 during the three months ended June 30, 2009, from $555,000 during the same 2008 period, which resulted primarily from a decrease in commissions from the sale of financial products of $123,000, in addition to a decrease in fees and service charges of $40,000 and an increase in other non-interest income of $3,000. The decrease in commissions from the sale of financial products was primarily due to management’s decision to eliminate the sale of financial products to the general public in April of 2009.

Non-interest expenses increased $4.6 million or 127.8% to $8.2 million during the three months ended June 30, 2009, when compared with $3.6 million during the same 2008 period.

Salaries and employee benefits, equipment expense, professional fees, provision for loss on foreclosed real estate, federal deposit insurance premium, litigation loss reserve and other non-interest expense increased $14,000, $8,000, $1,181,000, $4,000, $382,000, $3,000,000 and $52,000, respectively, which was sufficient to offset a decrease both in net occupancy expense of premises and advertising in the amounts of $26,000 and $16,000, respectively, during the 2009 period when compared with the same 2008 period.

As previously reported, the Bank received federal grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“U.S. Attorney’s Office”). The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers and directors, have received grand jury testimony subpoenas in connection with this investigation. In addition, the Bank and its wholly-owned subsidiary, Pamrapo Service Corporation, have also received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the Manager of Pamrapo Service Corporation. The Bank has, and continues to, fully cooperate with the investigation. It is anticipated that the investigation will continue for at least the next several months.

No penalties, either criminal or civil, have been imposed on the Bank to date as a result of the investigation. However, pursuant to Statement of Financial Accounting Standards No. 5, a company must accrue funds for a possible litigation loss if a loss is probable and the amount of the expected loss is reasonably estimable. It is probable that the Bank will incur monetary penalties in the form of fines and forfeitures as a result of these matters. As reported in a Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, the Bank was able to reasonably estimate certain losses, based on new information that had come to light. As a result, the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009.

The Bank is only able to reasonably estimate certain losses at this time. It is probable that the Bank will incur material losses in addition to the $3.0 million litigation loss reserve described above; however it is not able to reasonably estimate additional losses at this time. These additional losses relate to potential further criminal forfeitures and potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by the Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator, and Financial Crimes Enforcement Network, a part of the United States Treasury Department (FinCEN). Depending on the end result of the investigation, the total amount of penalties and related costs and expenses incurred by the Bank may be significantly higher than $3.0 million, and could have a material impact on the Company’s consolidated financial position, results of operations, and regulatory capital ratios.

The increase in professional fees during the three months ended June 30, 2009, as compared to the same 2008 period, was predominately due to expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the U.S. Attorney’s Office discussed above and fees paid to consultants that the Bank engaged as a result of a cease and desist order issued by the OTS, effective September 26, 2008.

FDIC premiums increased as a result of an increase in premium rates, the depletion of assessment credits previously in effect and a special assessment during the quarter ended June 30, 2009 of $270,000.

Income tax benefit for the three months ended June 30, 2009 totaled $191,000 as compared to income tax expense of $564,000 for the three months ended June 30, 2008. The decrease during the 2009 period resulted from a decrease in pre-tax income of $5.3 million. The effective income tax rate was (5.1%) and 36.9% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate for the three months ended June 30, 2009 reflects a non-deductible $3.0 million litigation loss reserve.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

The net loss for the six months ended June 30, 2009 totaled $3.2 million as compared to net income of $2.0 million for the six months ended June 30, 2008, representing a decrease of $5.2 million or 260.0%. The net loss during the six months ended June 30, 2009, as compared to the same 2008 period, resulted primarily from a $5.8 million increase in total non-interest expenses and a higher provision for loan losses, as well as a decrease in total interest income, which were partially offset by decreases in total interest expense, reduction of income taxes and an increase in total non-interest income. The $5.8 million increase in total non-interest expenses was primarily driven by a $3.0 million litigation loss reserve accrued during the second quarter of 2009 and a $2.2 million increase in professional fees from the six months ended June 30, 2008 to the six months ended June 30, 2009, as well as a $467,000 increase in FDIC premiums, including a special assessment of $270,000, from the 2008 to the 2009 period.

Interest income on loans decreased by $614,000 or 4.4% to $13.2 million during the six months ended June 30, 2009, when compared with $13.8 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $1.6 million or 0.4% in the average balance of loans outstanding, along with a decrease of twenty-seven basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $326,000 or 11.6% to $2.5 million during the six months ended June 30, 2009, when compared with $2.8 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $14.3 million or 11.4% in the average balance of mortgage-backed securities outstanding. Interest earned on investments increased by $70,000 or 17.6% to $467,000 during the six months ended June 30, 2009, when compared to $397,000 during the same 2008 period, primarily due to an increase of $927,000 or 8.6% in the average balance of such assets outstanding, along with an increase of sixty-one basis points in the yield on the portfolio.

Interest income earned on other interest-earning assets decreased by $726,000 or 87.5% to $104,000 during the six months ended June 30, 2009, when compared to $830,000 during the same 2008 period, primarily due to a decrease of $32.3 million or 57.1% in the average balance of such assets, in addition to a decrease of two hundred and seven basis points in the yield on the portfolio.

Interest expense on deposits decreased $1.7 million or 26.6% to $4.6 million during the six months ended June 30, 2009, when compared to $6.4 million during the same 2008 period. Such decrease was primarily attributable to a decrease of fifty-four basis points in the cost of interest-bearing deposits, in addition to a decrease of $46 million or 10.1% in the average balance of interest-bearing deposits. Interest expense on advances from the FHLB and overnight borrowings decreased by $358,000 or 17.0% to $1.7 million during the six months ended June 30, 2009, when compared with $2.1 million during the same 2008 period, primarily due to a decrease of $911,000 or 1.2% in the average balance of advances and overnight borrowings outstanding, in addition to a decrease of eighty-five basis points in the cost of advances and overnight borrowings.

Net interest income increased $506,000 or 5.4% during the six months ended June 30, 2009 when compared with the same 2008 period. Such increase was due to a decrease in total interest expense of $2.1 million, which was partially offset by a decrease in total interest income of $1.6 million. The Bank’s net interest rate spread was 3.04% in 2009 when compared with 2.56% during the same 2008 period. There was a decrease of fifty-six basis points in the cost of interest-bearing liabilities, which was offset by a decrease of eight basis points in the yield on interest-earning assets.

During the six months ended June 30, 2009 and 2008, the Bank provided $1,375,000 and $228,000, respectively, as a provision for loan losses. The $1,147,000 increase in the provision for loan losses, from the 2008 to the 2009 period, was primarily due to an increase in the Bank’s non-performing loans, which were $19.7 million at June 30, 2009 compared to $8.0 million at June 30, 2008. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended June 30, 2009 and 2008, the Bank charged off $24,000 and $0, respectively. There were also no recoveries during either period.

Non-interest income increased $216,000 or 19.6% to $1.3 million during the six months ended June 30, 2009, from $1.1 million during the same 2008 period, which resulted from a gain on sale of branch in the amount of $492,000, an increase in other non-interest income in the amount of $38,000, which were offset by decreases in commissions from sale of financial products of $204,000 and fees and service charges in the amount of $110,000. The decrease in commissions from sale of financial products was primarily due to management’s decision to eliminate the sale of financial products to the general public in April of 2009.

Non-interest expenses increased by $5.8 million or 80.6% to $13.0 million during the six months ended June 30, 2009, when compared with $7.2 million during the same 2008 period. Salaries and employee benefits, professional fees, federal deposit insurance premiums, litigation loss reserve and other non-interest expense increased $138,000, $2.2 million, $467,000, $3.0 million and $69,000, respectively, which was sufficient to offset decreases in net occupancy expense of premises, equipment, advertising and provision for loss on foreclosed real estate of $30,000, $3,600, $42,000 and $14,000, respectively, during the 2009 period when compared with the same 2008 period. As discussed in “Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008,” the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009 as a result of the federal grand jury investigation by the U.S. Attorney’s Office discussed above. It is probable that the Bank will incur material losses in addition to the $3.0 million litigation loss reserve; however no reasonable estimate of additional losses can be made at this time. Depending on the end result of the investigation, the total amount of penalties and related costs and expenses incurred by the Bank may be significantly higher than $3.0 million, and could have a material impact on the Company’s consolidated financial position, results of operations, and regulatory capital ratios. The increase in professional fees during the six months ended June 30, 2009, as compared to the same 2008 period, was predominately due to expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the U.S. Attorney’s Office discussed above and fees paid to consultants that the Bank engaged as a result of a cease and desist order issued by the OTS. FDIC premiums increased as a result of an increase in premium rates, the depletion of assessment credits previously in effect and a special assessment during the quarter ended June 30, 2009 of $270,000.

Income tax expense totaled $71,000 and $1.2 million during the six months ended June 30, 2009 and 2008, respectively. The decrease during the 2009 period resulted from a decrease in pre-tax income of $6.2 million. The effective income tax rate was 2.3% and 36.9% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009 reflects a non-deductible $3.0 million litigation loss reserve.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 5.74% during the month of June 2009. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash was generated by operating activities during the six months ended June 30, 2009 and 2008.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $422.5 million and $437.6 million at June 30, 2009 and December 31, 2008, respectively. Securities available for sale totaled $713,000 and $771,000 at June 30, 2009 and December 31, 2008, respectively. Mortgage-backed securities held to maturity totaled $101.8 million and $117.4 million at June 30, 2009 and December 31, 2008, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

The main sources of financing activities are deposits, advances and dividends. Deposits were $449.3 million and $444.0 million at June 30, 2009 and December 31, 2008, respectively. Advances from the FHLB totaled $62.0 million and $89.5 million at June 30, 2009 and December 31, 2008, respectively. Cash dividends of $1.3 million and $2.3 million were paid during the six months ended June 30, 2009 and 2008, respectively.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2009, the Bank had outstanding commitments to originate loans of $3.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $197.0 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at June 30, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital (to risk-weighted assets)	$56,059	14.95%	$30,007	8.00%	$37,509	10.00%

Tier 1 Capital (to risk-weighted assets)	51,861	13.83%	—	—	22,505	6.00%

Core (Tier 1) Capital (to adjusted total assets)	51,861	9.02%	23,008	4.00%	28,760	5.00%

Tangible Capital (to adjusted total assets)	51,861	9.02%	8,628	1.50%	—	—

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at June 30, 2009:

		Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)

FHLB advances	$62,000	$21,000	$23,000	$—	$18,000
Certificates of deposit	212,625	196,911	13,834	1,880	—
Lease obligations	2,542	481	958	735	368
Benefit plans	6,885	695	1,381	1,403	3,406

Total	$284,052	$219,087	$39,173	$4,018	$21,774

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at June 30, 2009.

		Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$3,838	$3,838	$—	$—	$—
Unused lines of credit	1,722	1,712	10	—	—
Letters of credit	13,279	13,279	—	—	—

Total	$18,839	$18,829	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either re-price or mature within a given period of time. The difference, or the interest rate re-pricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.

Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income. Because the Bank’s interest-bearing liabilities that mature or re-price within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank’s current investment strategy is to maintain an overall securities portfolio that contributes to the Bank’s overall profitability and asset mix within given quality and maturity considerations established and maintained by the Bank’s Investment and Interest Rate Risk Committees.

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of March 31, 2009, the most recent date the Bank’s NPV was calculated by the OTS.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as Percent of Portfolio Value of Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change In Basis Points

	(Dollars in Thousands)

+300	$50,251	$(34,606)	(41)%	8.48%	(493	)bp
+200	64,054	(20,803)	(25)%	10.54%	(287	)bp
+100	76,088	(8,769)	(10)%	12.23%	(117	)bp
+50	80,410	(4,447)	(5)%	12.82%	(59	)bp
0	84,857	—	—	13.41%	—
–50	87,798	2,941	3%	13.78%	37	bp
–100	90,741	5,884	7%	14.16%	75	bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Financial Officer and Interim Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The purpose of these controls and procedures is to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. Based on the evaluation, the Company’s Chief Financial Officer and Interim Chief Executive Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as identified during management’s assessment of internal control over financial reporting as of December 31, 2008, the Company’s disclosure controls and procedures were not effective as of June 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment of internal control over financial reporting as of the end of fiscal 2008, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008, which also existed as of June 30, 2009:

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

For a summary of the results of the internal investigation of the business and financial records of the Corporation conducted by independent forensic accountants engaged by the Company’s Audit Committee, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pamrapo Service Corporation of this Form 10-Q.

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

No penalties, either criminal or civil, have been imposed on the Bank to date as a result of the investigation. However, pursuant to Statement of Financial Accounting Standards No. 5, a company must accrue funds for a possible litigation loss if a loss is probable and the amount of the expected loss is reasonably estimable. It is probable that the Bank will incur monetary penalties in the form of fines and forfeitures as a result of these matters. As reported in a Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, the Bank was able to reasonably estimate certain losses, based on new information that had come to light. As a result, the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009.

The Bank is only able to reasonably estimate certain losses at this time. It is probable that the Bank will incur material losses in addition to the $3.0 million litigation loss reserve described above; however it is not able to reasonably estimate additional losses at this time. These additional losses relate to potential further criminal forfeitures and potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by the OTS, the Bank’s primary federal regulator, and Financial Crimes Enforcement Network, a part of the United States Treasury Department (FinCEN). Depending on the end result of the investigation, the total amount of penalties and related costs and expenses incurred by the Bank may be significantly higher than $3.0 million, and could have a material impact on the Company’s consolidated financial position, results of operations, and regulatory capital ratios.

On July 9, 2009, a complaint was filed in the Superior Court of New Jersey in Hudson County against the Company, each of its directors and BCB Bancorp, Inc. (“BCB”). The action, which seeks class certification, was brought by Keith Kube, a purported shareholder of the Company, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that the directors of the Company are in breach of their fiduciary duties to shareholders in connection with the Company’s entry into an agreement and plan of merger, dated as of June 29, 2009, with BCB (the “Agreement”), pursuant to which the Company will merge with and into BCB, with BCB as the surviving corporation. The complaint seeks, among other things, for the Court to enjoin the defendants from consummating the transactions contemplated by the Agreement and to award the plaintiff attorneys’ fees and expenses incurred in bringing the lawsuit. The Company and its directors believe that the allegations in the complaint are without merit and intend to vigorously defend against the claims and causes of action asserted in this legal matter.

ITEM 1A.	Risk Factors

The following is an additional update to the first risk factor disclosed under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously updated by Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Government investigations could materially impact our financial statements and continue to reduce our earnings.

As previously disclosed and described in Part II, Item 1, Legal Proceedings of this Form 10-Q, the Bank has received federal grand jury subpoenas from the U.S. Attorney’s Office. The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers and directors, have received grand jury testimony subpoenas in connection with this investigation. In addition, the Bank and its wholly-owned subsidiary, the Corporation, have also received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the Manager of the Corporation. The Bank has, and continues to, fully cooperate with the investigation. It is anticipated that the investigation will continue for at least the next several months.

Although no penalties, either criminal or civil, have been imposed on the Bank to date as a result of the investigation, it is probable that the Bank will incur monetary penalties in the form of fines and forfeitures as a result of these matters. Pursuant to Statement of Financial Accounting Standards No. 5, a company must accrue funds for a possible litigation loss if a loss is probable and the amount of the expected loss is reasonably estimable. As reported in a Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, the Bank was able to reasonably estimate certain losses, based on new information that had come to light. As a result, the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009. It is probable that the Bank will incur material losses in addition to the $3.0 million litigation loss reserve described above; however it is not able to reasonably estimate additional losses at this time. Depending on the end result of the investigation, the total amount of penalties and related costs and expenses incurred by the Bank may be significantly higher than $3.0 million, and could have a material impact on our consolidated financial position, results of operations, and regulatory capital ratios. In addition, regardless of the outcome of the investigation, we may continue to incur substantial costs in dealing with these matters, which could continue to reduce our earnings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its common stock during the quarter ended June 30, 2009. As of June 30, 2009, there were 248,165 shares remaining that may be repurchased under the Company’s stock repurchase programs, which were announced on August 22, 2000 and February 3, 2009. Unless modified or revoked by the Company’s Board of Directors, the repurchase authorizations do not expire.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on April 29, 2009. The following matters were submitted to the stockholders:

1.	Election of three directors.

The following directors were elected for terms to expire at the Annual Meeting of Stockholders for the year indicated next to each director’s name or until his successor is elected and qualified:

		Number of Votes
	Year	For	Withheld
Patrick D. Conaghan	2012	3,805,615	734,537
John A. Morecraft	2012	3,792,768	747,384
Herman L. Brockman	2011	3,569,223	970,929

2.	The ratification of Beard Miller Company LLP as independent auditors of the Company for the fiscal year ending December 31, 2009.

Number of Votes
For	Against	Abstain
4,300,595	227,117	12,440

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed as part of this report:

2	Agreement and Plan of Merger, dated as of June 29, 2009, between BCB Bancorp, Inc. and Pamrapo Bancorp, Inc. [1]

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[3]

3.2	Pamrapo Bancorp, Inc. By-laws[4]

4	Stock Certificate of Pamrapo Bancorp, Inc.[5]

10.1	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.[6]

10.2	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. [7]

10.3	Amended and Restated Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[8]

10.4	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan. [9]

10.5	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008. [10]

10.6	Stipulation and Consent to Issuance of Order to Cease and Desist.[10]

11	Computation of earnings per share (filed herewith).

31	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Current Report on Form 8-K, filed on June 30, 2009.
[2]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[3]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[4]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[5]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[8]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009.
[9]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[10]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: August 10, 2009	By	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President, Treasurer and Chief Financial Officer and Interim President and Chief Executive Officer