Form 10-Q
period 2009-09-30
PAMRAPO BANCORP INC
filed 2009-11-09
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common stock, $.01 par value per share – 4,935,542 shares outstanding as of November 6, 2009

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and amounts due from depository institutions	$3,633,516	$4,116,871
Interest-bearing deposits in other banks	23,856,251	9,470,431

Total cash and cash equivalents	27,489,767	13,587,302
Securities available for sale	716,869	770,752
Investment securities held to maturity; fair value of $11,572,000 (2009) and $10,831,000 (2008)	11,340,352	11,350,165
Mortgage-backed securities held to maturity; fair value of $98,266,000 (2009) and $119,920,000 (2008)	93,745,417	117,427,652
Loans receivable net of allowance for loan losses of $6,748,000 (2009) and $4,661,000 (2008)	421,623,360	437,554,169
Foreclosed real estate	923,353	426,353
Premises and equipment	2,701,336	2,929,035
Federal Home Loan Bank of New York stock	3,756,000	5,160,100
Accrued interest receivable	2,853,652	2,884,431
Deferred tax assets	5,351,582	4,380,878
Other assets	1,033,570	1,541,027

Total assets	$571,535,258	$598,011,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest bearing	$409,174,273	$403,317,004
Non-interest bearing	38,438,361	40,681,753

Total deposits	447,612,634	443,998,757
Advances from Federal Home Loan Bank of New York	59,000,000	89,500,000
Advance payments by borrowers for taxes and insurance	3,244,623	3,281,968
Other liabilities	11,211,918	6,552,889

Total liabilities	521,069,175	543,333,614

Stockholders’ equity:
Preferred stock; authorized 3,000,000 shares; issued and outstanding-none	—	—
Common Stock; par value $.01; authorized 25,000,000 shares; 6,900,000 shares issued; 4,935,542 shares outstanding, 2009 and 2008	69,000	69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	57,481,591	61,928,289
Accumulated other comprehensive loss	(2,884,318)	(3,118,849)
Treasury stock, at cost; 1,964,458 shares, 2009 and 2008	(23,539,805)	(23,539,805)

Total stockholders’ equity	50,466,083	54,678,250

Total liabilities and stockholders’ equity,	$571,535,258	$598,011,864

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$6,253,371	$6,904,092	$19,457,735	$20,722,631
Mortgage-backed securities	1,104,496	1,430,184	3,618,826	4,270,114
Investments	236,027	225,509	703,415	622,783
Other interest-earning assets	58,602	101,085	162,841	930,924

Total interest income	7,652,496	8,660,870	23,942,817	26,546,452

Interest expense:
Deposits	1,951,191	2,634,911	6,566,394	8,993,352
Advances from Federal Home Loan Bank	757,199	868,183	2,468,754	2,962,840
Overnight borrowings	—	11,048	24,646	11,048

Total interest expense	2,708,390	3,514,142	9,059,794	11,967,240

Net interest income	4,944,106	5,146,728	14,883,023	14,579,212
Provision for loan losses	850,000	352,000	2,225,000	580,000

Net interest income after provision for loan losses	4,094,106	4,794,728	12,658,023	13,999,212

Non-interest income:
Fees and service charges	287,805	312,674	821,727	956,380
Gain on sale of branch	—	—	492,037	—
Commissions from sale of financial products	822	222,132	87,195	512,480
Other	78,000	105,365	275,201	264,702

Total non-interest income	366,627	640,171	1,676,160	1,733,562

Non-interest expenses:
Salaries and employee benefits	1,965,443	2,137,221	5,904,049	5,937,657
Net occupancy expense of premises	301,280	327,776	932,635	989,118
Equipment	342,313	336,220	990,759	988,246
Advertising	41,507	49,473	141,889	192,305
Professional fees	1,055,210	921,932	3,872,631	1,536,847
Loss on foreclosed real estate	1,877	2,215	14,892	29,647
Federal Deposit Insurance premiums	193,568	22,201	688,389	50,252
Litigation loss reserve	—	—	3,000,000	—
Other	559,055	628,567	1,870,345	1,871,199

Total non-interest expenses	4,460,253	4,425,605	17,415,589	11,595,271

Income (loss) before income tax expense	480	1,009,294	(3,081,406)	4,137,503
Income tax expense	10,958	398,534	82,052	1,554,046

Net income (loss)	$(10,478)	$610,760	$(3,163,458)	$2,583,457

Net income (loss) per common share:
Basic	$0.00	$0.12	$(0.64)	$0.52

Diluted	$0.00	$0.12	$(0.64)	$0.52

Dividends per common share	$0.00	$0.23	$0.26	$0.69

Weighted average number of common shares outstanding:
Basic	4,935,542	4,975,542	4,935,542	4,975,542

Diluted	4,935,542	4,975,542	4,935,542	4,975,542

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(10,478)	$610,760	$(3,163,458)	$2,583,457

Other comprehensive income (loss), net of income taxes:
Gross unrealized holding gains (losses) on securities available for sale	16,064	(55,068)	41,484	(61,234)
Benefit plans	116,482	47,678	349,446	143,034
Income tax effect	(53,019)	2,929	(156,399)	(32,713)

Other comprehensive income (loss)	79,527	(4,461)	234,531	49,087

Comprehensive income (loss)	$69,049	$606,299	$(2,928,927)	$2,632,544

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,163,458)	$2,583,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	295,523	384,497
Amortization of premiums and discounts, net	139,512	222,595
Amortization of deferred loan fees, net	158,418	132,665
Provision for loan losses	2,225,000	580,000
Provision for loss on foreclosed real estate	—	22,500
Gain on sale of branch	(492,037)	—
Deferred income tax benefit	(1,127,103)	(294,377)
Decrease (increase) in accrued interest receivable	30,779	(244,909)
Decrease in other assets	507,457	784,875
Increase in other liabilities	5,008,475	1,707,773

Net cash provided by operating activities	3,582,566	5,879,076

Cash flows from investing activities:
Principal repayments on securities available for sale	95,367	89,027
Purchases of investment securities held to maturity	—	(1,020,759)
Principal repayments on mortgage-backed securities held to maturity	23,552,536	16,626,483
Purchases of mortgage-backed securities held to maturity	—	(14,994,187)
Net decrease in loans receivable	13,050,391	2,051,165
Capital improvements to foreclosed real estate	—	(10,226)
Additions to premises and equipment	(75,786)	(49,489)
Proceeds from sale of premises and equipment	7,962	—
Redemption of Federal Home Loan Bank of New York Stock	1,404,100	272,200

Net cash provided by investing activities	38,034,570	2,964,214

Cash flows from financing activities:
Net increase (decrease) in deposits	18,059,492	(60,895,408)
Cash paid upon sale of branch deposits, net of premiums received	(13,953,578)	—
Repayment of advances from Federal Home Loan Bank of New York	(32,600,000)	(15,000,000)
Advances from Federal Home Loan Bank of New York	2,100,000	10,800,000
Net (decrease) increase in payments by borrowers for taxes and insurance	(37,345)	242,708
Cash dividends paid	(1,283,240)	(3,433,123)

Net cash used in financing activities	(27,714,671)	(68,285,823)

Net increase (decrease) in cash and cash equivalents	13,902,465	(59,442,533)
Cash and cash equivalents – beginning	13,587,302	66,896,019

Cash and cash equivalents – ending	$27,489,767	$7,453,486

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$9,115,224	$12,034,141

Income taxes	$917,636	$1,856,920

Loans receivable transferred to foreclosed real estate	$497,000	$—

See notes to consolidated financial statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated unaudited financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Pamrapo Savings Bank, S.L.A. (the “Bank”), Pamrapo Service Corporation, Inc. (the “Corporation”) and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. As of April 30, 2009, the Corporation is no longer doing business. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include certain information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, November 9, 2009.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares actually outstanding. Diluted net income (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or convertible into common stock, if dilutive, using the treasury stock method. The company had no dilutive potential common shares outstanding during the three and nine month periods ended September 30, 2009 and 2008.

4. BENEFITS PLANS - COMPONENTS OF NET PERIODIC BENEFIT/EXPENSE

	Pension Plan				Supplemental Executive Retirement Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In Thousands)
Service cost	$66	$67	$199	$201	$—	$—	$—	$—
Interest cost	131	128	393	383	20	27	62	81
Expected return on plan assets	(95)	(147)	(286)	(440)	—	—	—	—
Amortization of unrecognized net loss (gain)	118	42	354	126	(18)	(11)	(54)	(32)
Unrecognized past service liability	4	4	13	13	12	12	36	36

Net periodic benefit/expense	$224	$94	$673	$283	$14	$28	$44	$85

During the three and nine months ended September 30, 2009 no contributions were required to be made to the pension plan. During the three and nine months ended September 30, 2008, the Bank made contributions in the amounts of $92,000 and $185,000, respectively.

During the three and nine months ended September 30, 2009 and 2008, no contributions were made to the Supplemental Executive Retirement Plan.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SECURITIES

SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Mortgage-backed securities	$323,570	$1,979	$680	$324,869
Trust originated preferred security, maturing after 20 years	400,000	—	8,000	392,000

Total	$723,570	$1,979	$8,680	$716,869

The unrealized losses categorized by the length of time of the continuous loss position, and the fair value of the related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Mortgage-backed securities	$154,249	$615	$45,246	$65	$199,495	$680
Trust originated preferred security, maturing after 20 years	—	—	392,000	8,000	392,000	8,000

Total	$154,249	$615	$437,246	$8,065	$591,495	$8,680

INVESTMENT SECURITIES HELD TO MATURITY

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Subordinated notes:
Due within one year	$4,006,559	$73,441	$—	$4,080,000
Due after one within five years	6,000,000	120,000	—	6,120,000
Municipal obligations:
Due after 10 years through 15 years	1,333,793	38,332	—	1,372,125

Total	$11,340,352	$231,773	$—	$11,572,125

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SECURITIES (Continued)

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Federal Home Loan Mortgage Corporation	$65,308,779	$3,375,913	$—	$68,684,692
Federal National Mortgage Association	16,904,503	795,886	82	17,700,307
Governmental National Mortgage Corporation	95,622	12,569	—	108,191
Collateralized mortgage obligations	11,436,513	336,285	—	11,772,798

Total	$93,745,417	$4,520,653	$82	$98,265,988

The unrealized losses, categorized by the length of time of the continuous loss position, and the fair value of the related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Federal National Mortgage Association	$22,016	$82	$—	$—	$22,016	$82

Total	$22,016	$82	$—	$—	$22,016	$82

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

Management does not believe that any of the unrealized losses at September 30, 2009 represent an other-than-temporary impairment. Unrealized losses on available for sale securities relate to mortgage-backed securities and a trust originated preferred security, that earn interest at a fixed rate. Such losses are due to changes in market interest rates while the above investments are at fixed rates. The unrealized losses on the held to maturity mortgage backed securities portfolio are due primarily to increases in market interest rates. The securities with unrealized losses are primarily at fixed interest rates. At September 30, 2009, unrealized losses included six mortgage-backed securities and one trust-originated preferred security.

Federal Home Loan Bank of New York (“FHLB”) stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and as of September 30, 2009 and December 31, 2008 consists of common FHLB stock.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SECURITIES (Continued)

Management evaluates the FHLB stock for impairment in accordance with FASB ASC 942-325-35 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock held by the Company as of September 30, 2009.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 820 “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements. FASB ASC 820 applies to other accounting pronouncements that require or permit fair value measurements.

FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are as follows:

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For assets measured at fair value on a recurring and non-recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
September 30, 2009
Recurring:
Securities available for sale	$717	$—	$717	$—
Non-recurring:
Impaired loans	4,960	—	—	4,960
Foreclosed real estate	923	—	—	923

Total	$6,600	$—	$717	$5,883

December 31, 2008
Recurring:
Securities available for sale	$771	$—	$771	$—
Non-recurring:
Impaired loans	1,501	—	—	1,501
Foreclosed real estate	426	—	—	426

Total	$2,698	$—	$771	$1,927

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes activity related to impaired loans and foreclosed real estate for the three and nine month periods ended September 30, 2009:

	Periods ended September 30, 2009
Impaired Loans	Three months	Nine months
	(In Thousands)
Beginning balance	$2,238	$1,501
Additions	3,561	5,048
Payments and other credits	(296)	(298)
Provision for loan losses	(543)	(1,291)

Ending balance	$4,960	$4,960

	Periods ended September 30, 2009
Foreclosed Real Estate	Three months	Nine months
	(In Thousands)
Beginning balance	$426	$426
Additions	497	497
Payments and other credits	—	—
Reserve for loss	—	—

Ending balance	$923	$923

The following valuation techniques were used to measure the fair value of assets in the tables above for additional information on the fair values of the Company’s financial instruments and the related methods and assumptions, see the tabular information and narrative below.

Impaired Loans: Loans included in the above tables are those that are accounted for under FASB ASC 310, “Receivables” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $4,960,000 net of valuation allowances of $2,357,000 at September 30, 2009, and loan balances of $1,501,000, net of valuation allowances of $1,086,000 at December 31, 2008.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and fair value of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$27,490	$27,490	$13,587	$13,587
Securities available for sale	717	717	771	771
Investment securities held to maturity	11,340	11,572	11,350	10,831
Mortgage-backed securities held to maturity	93,745	98,266	117,428	119,920
Loans receivable	421,623	439,291	437,554	454,149
FHLB stock	3,756	3,756	5,160	5,160
Interest receivable	2,854	2,854	2,884	2,884

Financial liabilities:
Deposits	$447,613	$451,263	$443,999	$447,734
Advances from FHLB	59,000	61,027	89,500	94,830
Interest payable	303	303	359	359

Commitments to extend credit	—	—	—	—

The following methods and assumptions were used in estimating the fair value of financial instruments in the table above:

Cash and cash equivalents and interest receivable and payable: The carrying amounts reported in the consolidated financial statements for cash and cash equivalents and interest receivable and payable approximate their fair values.

Securities: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets and/or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments.

FHLB stock: Due to its restricted nature, the estimated fair value of the Bank’s investment in FHLB stock is deemed equal to its carrying value, which represents the price at which it may be redeemed.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans receivable: The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of financial condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change to credit risk, fair values are based on carrying values.

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

Advances from FHLB: Fair value is estimated using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

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

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. CRITICAL ACCOUNTING POLICIES (Continued)

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of FASB ASC 715 “Compensation – Retirement Benefits” and FASB ASC 960 “Plan Accounting – Defined Benefit Pension Plan.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued authoritative pronouncements that could have an impact on the accounting, reporting, and/or disclosure of the consolidated financial information of the Company.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users with additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the codification was not altered in compilation of the GAAP Codification, instead it takes thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, displaying them in a consistent structure. Accounting literature included in the codification is referenced by Topic, Subtopic, Section, and Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where the ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”). The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOP), Accounting Principles Board (APB) Opinions and Accounting Research Bulletins (ARB’s), along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the codification as opposed to referencing the previously authoritative pronouncements. The codification was in response to the June 2009 FASB issuance of SFAS No. 168, which replaces SFAS No. 162. Under the GAAP Codification, SFAS No. 168 translates to FASB ASC 105.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In conjunction with the issuance of FASB ASC 105, the FASB issued its first Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have an effect on the amounts reported in the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.” The Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in the Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, the amendments in the Update clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price are required are level 1 fair value measurements.

The guidance provided by the Update is effective for the first reporting period (including interim periods) beginning after the issuance. The adoption of this Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

In September of 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which allows a company to measure the fair value of an asset that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include hedge funds, private equity funds, real estate funds and venture capital funds. The Update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The Update is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The adoption of this Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

In October of 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” which amends ASC Topic 470 and provides guidance for the accounting and reporting for own-share lending arrangements issued in contemplation of convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s owned shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending agreement occurs. The Update also requires several disclosures including a description and the terms of the arrangement, in addition to the reason for entering into the arrangement. The effective dates for the Update are dependent upon the date the share-lending agreement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt. Therefore, the Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Other accounting Updates that have been issued or proposed by the FASB or other standard-setting bodies are not expected to have a material effect on amounts reported in the Company’s consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009. The adoption of this standard is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

In June 2009 the FASB issued SFAS No. 166, “Accounting for the Transfer of Financial Assets an Amendment of FASB Statement No. 140.” Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 “Variable Interest Entities,” to Variable Interest Entities that are SPE’s. It limits the circumstances in which a transferor derecognizes a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The adoption of this standard is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

9. MERGER AGREEMENT

On June 29, 2009, the Company and BCB Bancorp, Inc., a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pamrapo will merge with and into BCB, with BCB as the surviving corporation. The Bank and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), will also enter into a plan of bank merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of BCB common stock for each share of the Company’s common stock. In addition, all outstanding unexercised options to purchase the Company’s common stock will be converted into options to purchase BCB common stock. The transaction is expected to close in the first quarter, pending regulatory approvals, approval of the Merger Agreement by shareholders of both Pamrapo and BCB, and the satisfaction of other customary closing conditions.

If the Merger Agreement is terminated by either the Company or BCB due to the following circumstances:

•

after recommending that stockholders adopt the Merger Agreement in the joint proxy statement/prospectus, the board of directors of either party withdraws, modifies or qualifies its recommendation in a manner adverse to the other party, or either party fails to call, give proper notice of, convene and hold its special meeting;

•	the acceptance by either party of a superior proposal that the other party decides not to match;

•

subject to further conditions specified in the Merger Agreement with respect to a control transaction (as such term is defined in the Merger Agreement) involving either party and a person or entity included in a disclosure schedule to the Merger Agreement, the failure to consummate the merger on or before June 30, 2010 caused solely by the other party;

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. MERGER AGREEMENT (Continued)

•

subject to further conditions specified in the Merger Agreement with respect to a control transaction (as such term is defined in the Merger Agreement) involving either party and a person or entity included in a disclosure schedule to the Merger Agreement, the failure by either party to obtain the required vote of its stockholders; or

•

subject to further conditions specified in the Merger Agreement with respect to a control transaction (as such term is defined in the Merger Agreement) involving either party and a person or entity included in a disclosure schedule to the Merger Agreement, a material breach by either party of its representations, warranties or covenants in the Merger Agreement, which breach is not cured within the applicable time, the breaching party must pay a termination fee of $2.5 million to the other party. BCB and the Company agreed to this termination fee arrangement in order to induce each other to enter into the Merger Agreement. The termination fee requirement may discourage other companies from trying or proposing to combine with either BCB or the Company before the merger is completed.

BCB and the Company shall pay the documented fees and expenses of the other party, in an amount not to exceed $750,000, if the terminating party enters into an agreement to be acquired by purchase, consolidation, sale, transfer or otherwise, in one transaction or any related series of transactions, a majority of the voting power of its outstanding securities or substantially all of its consolidated assets, within six months of such termination. However, if the Company enters into such agreement with a party whose name has been previously disclosed to BCB in the Merger Agreement, the Company shall not pay the documented fees and expenses described in this paragraph, but may be required to pay, subject to the conditions in the Merger Agreement, the $2.5 million termination fee described above.

If either BCB or the Company fails to timely pay the termination fee to the other, the non-complying party will be obligated to pay the costs and expenses incurred by the other in connection with any action in which it prevails, taken to collect payment of such amounts, together with interest.

10. LOAN LITIGATION

The Bank’s largest non-accruing commercial loan of $1.9 million is to a local hospital. In October 2006, $1.0 million of the total $3.0 million due on the loan was paid and the remaining contractual balance of approximately $1.9 million was secured by a mortgage on real estate. The $1.9 million was due on June 1, 2007. As of September 30, 2009, the $1.9 million loan balance had not been paid. The repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank, charging that the payment and the mortgage were “avoidable preferences.”

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

The parties in the litigation have recently completed discovery. All motions, including those for summary judgment, must be filed no later than November 25, 2009. The trial of any issues remaining following disposition of the motions is scheduled for February 24, 2010. The successful party in the preference litigation will be entitled to some or all of the net proceeds of the sale of the properties. At this point, management believes, based on discussions with its litigation counsel, the Bank will likely prevail in its defense. However, due to the normal uncertainties of any litigation, the loan

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. LOAN LITIGATION (Continued)

has been deemed impaired and is included in the recorded investments in impaired loans, net of its related allowance, at September 30, 2009. Based upon the net carrying value of the hospital loan as of September 30, 2009, if the Bank is successful in the preference litigation and, as a result, receives all or a certain portion of the net proceeds of the sale of the properties, the Bank may recover the current net carrying value of the hospital loan plus a portion of amounts previously reserved for. The Bank will continue to monitor this loan and evaluate its collectability as necessary.

11. SUSPENSION OF DIVIDENDS

On August 27, 2009, the Company announced that its board of directors has decided to suspend the Company’s regular cash dividends on its common stock, including the dividend for the third quarter of 2009, until further notice.

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

Pending Merger

On June 29, 2009, the Company and BCB Bancorp, Inc., a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pamrapo will merge with and into BCB, with BCB as the surviving corporation. The Bank and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), will also enter into a subsidiary agreement and plan of merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of BCB common stock for each share of the Company’s common stock. In addition, all outstanding unexercised options to purchase the Company’s common stock will be converted into options to purchase BCB common stock. The transaction is expected to close in the first quarter of 2010, pending regulatory approvals, approval of the Merger Agreement by shareholders of both Pamrapo and BCB, and the satisfaction of other customary closing conditions.

Changes in Financial Condition

The Company’s assets at September 30, 2009 totaled $571.5 million, which represents a decrease of $26.5 million or 4.4% as compared with $598.0 million at December 31, 2008.

Total cash and cash equivalents of $27.5 million at September 30, 2009 increased $13.9 million or 102.2% when compared with $13.6 million at December 31, 2008. The increase during the nine months ended September 30, 2009 resulted from an increase in interest-bearing deposits in other banks.

Securities available for sale at September 30, 2009 decreased $54,000 or 7.0% to $717,000 when compared with $771,000 at December 31, 2008. The decrease during the nine months ended September 30, 2009 resulted primarily from repayments on securities available for sale of $95,000 and net unrealized gains of $41,000.

Investment securities held to maturity at September 30, 2009 totaled $11.3 million as compared with $11.4 million at December 31, 2008. Mortgage-backed securities held to maturity at September 30, 2009 decreased $23.7 million or 20.2% to $93.7 million when compared with $117.4 million at December 31, 2008. The decrease during the nine months ended September 30, 2009 resulted primarily from principal repayments totaling $23.6 million.

Net loans receivable amounted to $421.6 million at September 30, 2009, as compared to $437.6 million at December 31, 2008, which represents a decrease of $16.0 million or 3.7%. The decrease during the nine months ended September 30, 2009 resulted primarily from principal repayments exceeding loan originations.

Foreclosed real estate consists of three single-family residences.

Deferred tax assets totaled $5.4 million at September 30, 2009 as compared to $4.4 million at December 31, 2008 representing an increase of $1.0 million. This increase was primarily due to an increase in the provision for loan losses, the reserve for uncollectable interest and the accrual for pension and other post-retirement plans.

Deposits at September 30, 2009 totaled $447.6 million as compared with $444.0 million at December 31, 2008 representing an increase of $3.6 million or 0.8%. The increase during the nine months ended September 30, 2009 resulted from an increase in interest bearing deposits, which more than offset the loss of deposits as a result of the sale of the Bank’s Fort Lee, New Jersey branch in March 2009 with deposits, as of the date of sale, approximating $14.5 million.

Advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $59.0 million at September 30, 2009 as compared with $89.5 million at December 31, 2008 representing a decrease of $30.5 million or 34.1% due to repayments on the advances.

Stockholders’ equity totaled $50.5 million and $54.7 million at September 30, 2009 and December 31, 2008, respectively. The decrease of $4.2 million for the nine months ended September 30, 2009 resulted from a net loss of $3.2 million and from cash dividends paid of $1.3 million offset by other comprehensive income of $235,000. The Company has suspended dividends on its common stock until further notice.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Net loss for the three months ended September 30, 2009 totaled $10,000 as compared to net income of $611,000 for the three months ended September 30, 2008, representing a decrease of $621,000 or 101.6%. The decrease in net income during the three months ended September 30, 2009, as compared to the same 2008 period, resulted primarily from a $1.0 million decrease in total interest income, an $806,000 decrease in total interest expense, a $498,000 increase in the provision for loan losses, a $274,000 decrease in non interest income, a $34,000 increase in noninterest expenses and a $388,000 decrease in income tax expense.

Interest income on loans decreased by $651,000 or 9.4% to $6.3 million during the three months ended September 30, 2009, when compared with $6.9 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $11.8 million or 2.7% in the average balance of loans outstanding, along with a decrease of 44 basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $326,000 or 22.8% to $1.1 million during the three months ended September 30,

2009, when compared with $1.4 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $27.2 million or 21.7% in the average balance of mortgage-backed securities outstanding, along with a six basis point decrease in the yield earned on the mortgage-backed securities. Interest earned on investments increased by $10,000 or 4.4% to $236,000 during the three months ended September 30, 2009, when compared to $226,000 during the same 2008 period, primarily due to an increase of 36 basis points in the yield on the portfolio, which more than offset a decrease of $41,000 or 0.3% in the average balance of such assets outstanding. Interest income earned on other interest-earning assets decreased by $42,000 or 41.6% to $59,000 during the three months ended September 30, 2009, when compared to $101,000 during the same 2008 period, primarily due to a decrease of 210 basis points in the yield on the portfolio, which more than offset an increase of $13.5 million or 99.3% in the average balance of such assets outstanding.

Interest expense on deposits decreased $684,000 or 26.0% to $2.0 million during the three months ended September 30, 2009, when compared to $2.6 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 61 basis points in the cost of interest-bearing deposits, in addition to a decrease of $8.5 million or 2.0% in the average balance of interest-bearing deposits.

Interest expense on advances from the FHLB and overnight borrowings decreased by $122,000 or 13.9% to $757,000 million during the three months ended September 30, 2009, when compared with $ 879,000 during the same 2008 period, primarily due to a decrease of $12.9 million or 17.8% in the average balance of advances and overnight borrowings outstanding, which more than offset a 23 basis point increase in the cost of advances and overnight borrowings.

Net interest income decreased $203,000 or 3.9% during the three months ended September 30, 2009 when compared with the same 2008 period. Such decrease was due to a decrease in total interest expense of $806,000, which was more than offset by a decrease in total interest income of $1.0 million. The Bank’s net interest rate spread was 3.19% in 2009 and 3.08% in 2008. There was a decrease in the cost of interest-bearing liabilities of 56 basis points, which more than offset a decrease of 45 basis points in the yield on interest-earning assets.

During the three months ended September 30, 2009 and 2008, the Bank provided $850,000 and $352,000, respectively, as a provision for loan losses. The $498,000 increase in the provision for loan losses, from the 2008 to the 2009 period, was primarily due to an increase in the Bank’s non-performing loans, which were $21.6 million at September 30, 2009 compared to $8.8 million at September 30, 2008. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio, taking into account general economic conditions, delinquency trends, historic charge-off experience, and recent valuations of properties collateralizing nonperforming loans.

At September 30, 2009 and 2008, the Bank’s non-performing loans, which were delinquent ninety days or more, totaled $21.6 million or 3.78% of total assets, and $8.8 million or 1.46% of total assets, respectively. At September 30, 2009, $5.6 million of non-performing loans were accruing interest and $16.0 million were on nonaccrual status.

Included in the non-performing loans were $10.0 million in one-to-four family mortgage loans, $2.0 million in multi-family mortgage loans, $2.6 million in non-residential mortgage loans, $4.6 million in construction and land loans, and $2.2 million in commercial loans. The Bank’s largest non-accruing commercial loan of $1.9 million is to a local hospital. In October 2006, $1.0 million of the total $3.0 million due on the loan was paid and the remaining contractual balance of approximately $1.9 million was secured by a mortgage on real estate. The $1.9 million was due on June 1, 2007. As of September 30, 2009, the $1.9 million loan balance had not been paid. The repayment of the loan is subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank, charging that the payment and the mortgage were “avoidable preferences.”

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

The parties in the litigation have recently completed discovery. All motions, including those for summary judgment, must be filed no later than November 25, 2009. The trial of any issues remaining following disposition of the motions is scheduled for February 24, 2010. The successful party in the preference litigation will be entitled to some or all of the net proceeds of the sale of the properties. At this point, management believes, based on discussions with its litigation counsel, the Bank will likely prevail in its defense. However, due to the normal uncertainties of any litigation, the loan has been deemed impaired and is included in the recorded investments in impaired loans, net of its related allowance, at September 30, 2009. Based upon the net carrying value of the hospital loan as of September 30, 2009, if the Bank is successful in the preference litigation and, as a result, receives all or a certain portion of the net proceeds of the sale of the properties, the Bank may recover the current net carrying value of the hospital loan plus a portion of amounts previously reserved for. The Bank will continue to monitor this loan and evaluate its collectability as necessary.

During the three months ended September 30, 2009 and 2008, the Bank charged off loans totaling $115,000 and $21,000, respectively. There were also no recoveries during either period. The allowance for loan losses amounted to $6.7 million at September 30, 2009, representing 1.58% of total loans and 31.02% of loans delinquent ninety days or more, and $3.7 million at September 30, 2008, representing 0.84% of total loans and 42.27% of loans delinquent ninety days or more.

Non-interest income decreased $273,000 or 42.7% to $367,000 during the three months ended September 30, 2009, from $640,000 during the same 2008 period, which resulted primarily from a decrease in commissions from the sale of financial products of $221,000, in addition to a decrease in fees and service charges of $25,000 and a decrease in other non-interest income of $27,000. The decrease in commissions from the sale of financial products was primarily due to management’s decision to eliminate the sale of financial products to the general public in April of 2009.

Non-interest expenses increased $35,000 or 0.8% to $4.5 million during the three months ended September 30, 2009, when compared with $4.4 million during the same 2008 period. Equipment expense, professional fees and federal deposit insurance premium increased $6,000, $133,000, $171,000, respectively, which were greater than decreases in salaries and employee benefits, net occupancy expense of premises, advertising and other non-interest expense in the amounts of $172,000, $26,000, $8,000, $69,000, respectively, during the 2009 period when compared with the same 2008 period.

As previously reported, the Bank received federal grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey (“U.S. Attorney’s Office”). The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers and directors, have received grand jury testimony subpoenas in connection with this investigation. In addition, the Bank and its wholly-owned subsidiary, Pamrapo Service Corporation (the “Corporation”), have also received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the manager of the Corporation. The Bank has and continues to fully cooperate with this ongoing investigation.

No penalties, either criminal or civil, have been imposed on the Bank to date as a result of the investigation. However, pursuant to FASB ASC 450 “Contingencies,” a company must accrue funds for a possible litigation loss if a loss is probable and the amount of the expected loss is reasonably estimable. It is probable that the Bank will incur monetary penalties in the form of fines and forfeitures as a result of these matters. As reported in a Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, the Bank was able to reasonably estimate certain losses, based on information that had come to light at that time. As a result, the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009.

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

The increase in professional fees during the three months ended September 30, 2009, as compared to the same 2008 period, was predominately due to expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the U.S. Attorney’s Office discussed above and the proposed merger with BCB, and fees paid to consultants that the Bank engaged as a result of a cease and desist order issued by the OTS, effective September 26, 2008.

FDIC premiums increased as a result of an increase in premium rates and the depletion of assessment credits previously in effect.

Income tax expense for the three months ended September 30, 2009 totaled $11,000 as compared to $399,000 for the three months ended September 30, 2008. The decrease during the 2009 period resulted primarily from a decrease in pre-tax income of $1.0 million offset by New Jersey State income tax liability under Pamrapo Investment Company, Inc. and Pamrapo Service Corp. reduced by the Company’s federal income tax benefits. The effective income tax rate was (2282.9%) and 39.5% for the three months ended September 30, 2009 and 2008, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net loss for the nine months ended September 30, 2009 totaled $3.2 million as compared to net income of $2.6 million for the nine months ended September 30, 2008, representing a decrease of $5.8 million or 223.1%. The decrease in net income during the nine months ended September 30, 2009, as compared to the same 2008 period, resulted primarily from a $5.8 million increase in total non-interest expenses and a higher provision for loan losses, as well as a decrease in total interest and non-interest income, which were partially offset by decreases in total interest expense and a reduction in income taxes. The $5.8 million increase in total non-interest expenses was primarily driven by a $3.0 million litigation loss reserve accrued during the second quarter of 2009 and a $2.3 million increase in professional fees from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, as well as a $638,000 increase in FDIC premiums, including a special assessment of $263,000 from the 2008 to the 2009 period.

Interest income on loans decreased by $1.2 million or 5.8% to $19.5 million during the nine months ended September 30, 2009, when compared with $20.7 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $5.0 million or 1.2% in the average balance of loans outstanding, along with a decrease of 32 basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $651,000 or 15.2% to $3.6 million during the nine months ended September 30, 2009, when compared with $4.3 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease of $18.6 million or 14.8% in the average balance of mortgage-backed securities outstanding and a decrease of three basis points in the yield on the securities. Interest earned on investments increased by $80,000 or 12.8% to $703,000 during the nine months ended September 30, 2009, when compared to $623,000 during the same 2008 period, primarily due to an increase of $604,000 or 5.4% in the average balance of such assets outstanding, along with an increase of 52 basis points in the yield on the portfolio.

Interest income earned on other interest-earning assets decreased by $768,000 or 82.5% to $163,000 during the nine months ended September 30, 2009, when compared to $931,000 during the same 2008 period, primarily due to a decrease of $17.1 million or 40.3% in the average balance of such assets, in addition to a decrease of 208 basis points in the yield on the portfolio.

Interest expense on deposits decreased $2.4 million or 26.7% to $6.6 million during the nine months ended September 30, 2009, when compared to $9.0 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 56 basis points in the cost of interest-bearing deposits, in addition to a decrease of $33.6 million or 7.6% in the average balance of interest-bearing deposits. Interest expense on advances from the FHLB and overnight borrowings decreased by $480,000 or 16.1% to $2.5 million during the nine months ended September 30, 2009, when compared with $3.0 million during the same 2008 period, primarily due to a decrease of $4.9 million or 6.4% in the average balance of advances and overnight borrowings outstanding, in addition to a decrease of 53 basis points in the cost of advances and overnight borrowings.

Net interest income increased $304,000 or 2.1% during the nine months ended September 30, 2009 when compared with the same 2008 period. Such increase was due to a decrease in total interest expense of $2.9 million, which was partially offset by a decrease in total interest income of $2.6 million. The Bank’s net interest rate spread was 3.09% in 2009 when compared with 2.73% during the same 2008 period. There was a decrease of 56 basis points in the cost of interest-bearing liabilities, which was partially offset by a decrease an increase of 20 basis points in the yield on interest-earning assets.

During the nine months ended September 30, 2009 and 2008, the Bank provided $2.2 million and $580,000, respectively, as a provision for loan losses. The $1.6 million increase in the provision for loan losses, from the 2008 to the 2009 period, was primarily due to an increase in the Bank’s non-performing loans, which were $21.6 million at September 30, 2009 compared to $8.8 million at September 30, 2008. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended September 30, 2009 and 2008, the Bank charged off $138,000 and $21,000, respectively. There were also no recoveries during either period.

Non-interest income decreased by $57,000 or 3.3% during the nine months ended September 30, 2009, to $1.7 million. This change resulted from a gain on the sale of a branch in the amount of $492,000, and an increase in other non-interest income in the amount of $10,000, which were offset by decreases in commissions from sale of financial products of $425,000 and fees and service charges in the amount of $134,000. The decrease in commissions from sale of financial products was primarily due to management’s decision to eliminate the sale of financial products to the general public in April of 2009.

Non-interest expenses increased by $5.8 million or 50% to $17.4 million during the nine months ended September 30, 2009, when compared with $11.6 million during the same 2008 period. Equipment, professional fees, federal deposit insurance premiums, and litigation loss reserve increased $3,000, $2.3 million, $638,000 and $3.0 million, respectively, which was sufficient to offset decreases in salaries and employee benefits, net occupancy expense of premises, advertising, provision for loss on foreclosed real estate and other non-interest expense of $34,000, $56,000, $50,000, $15,000 and $1,000, respectively, during the 2009 period when compared with the same 2008 period. As discussed in “Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008,” the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009 as a result of the federal grand jury investigation by the U.S. Attorney’s Office discussed above. It is probable that the Bank will incur material losses in addition to the $3.0 million litigation loss reserve; however no reasonable estimate of additional losses can be made at this time. Depending on the end result of the investigation, the total amount of penalties and related costs and expenses incurred by the Bank may be significantly higher than $3.0 million, and could have a material impact on the Company’s consolidated financial position, results of operations, and regulatory capital ratios. The increase in professional fees during the nine months ended September 30, 2009, as compared to the same 2008 period, was predominately due to expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the U.S. Attorney’s Office and the proposed merger with BCB, and fees paid to consultants that the Bank engaged as a result of a cease and desist order issued by the OTS. FDIC premiums increased as a result of an increase in premium rates, the depletion of assessment credits previously in effect and a special assessment during the quarter ended June 30, 2009 of $263,000.

Income tax expense for the nine months ended September 30, 2009 totaled $82,000 as compared to $1.6 million for the nine months ended September 30, 2008. The decrease during the 2009 period resulted primarily from a decrease in pre-tax income of $7.2 million, a non-deductable litigation loss reserve of $3.0 million, offset by New Jersey state income tax liability under Pamrapo Investment Company, Inc. and Pamrapo Service Corp. reduced by the Company’s federal income tax benefits. The effective income tax rate was 2.7% and 37.6% for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 5.74% during the month of September 2009. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset and liability objectives.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash was generated by operating activities during the nine months ended September 30, 2009 and 2008.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $421.6 million and $437.6 million at September 30, 2009 and December 31, 2008, respectively. Securities available for sale totaled $717,000 and $771,000 at September 30, 2009 and December 31, 2008, respectively. Mortgage-backed securities held to maturity totaled $93.7 million and $117.4 million at September 30, 2009 and December 31, 2008, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

The main sources of financing activities are deposits and advances. Deposits were $447.6 million and $444.0 million at September 30, 2009 and December 31, 2008, respectively. Advances from the FHLB totaled $59.0 million and $89.5 million at September 30, 2009 and December 31, 2008, respectively. Cash dividends of $1.3 million and $3.4 million were paid during the nine months ended September 30, 2009 and 2008, respectively. The Company has suspended dividends on its common stock until further notice.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2009, the Bank had outstanding commitments to originate loans of $4.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $193.8 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at September 30, 2009, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Requirements		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital	$56,378	15.09%	$29,881	8.00%	$37,352	10.00%
(to risk-weighted assets)

Tier 1 Capital	51,987	13.92	—	—	22,411	6.00
(to risk-weighted assets)

Core (Tier 1) Capital	51,987	9.11	22,826	4.00	28,533	5.00
(to adjusted total assets)

Tangible Capital	51,987	9.11	8,560	1.50	—	—
(to adjusted total assets)

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth the Bank’s contractual obligations and commercial commitments at September 30, 2009:

	Payment Due By Period
Contractual Obligations	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)

FHLB advances	$59,000	$21,000	$20,000	$—	$18,000
Certificates of deposit	211,874	193,830	15,839	2,205	—
Lease obligations	2,419	476	963	696	284
Benefit plans	6,712	696	1,373	1,426	3,217

Total	$280,005	$216,002	$38,175	$4,327	$21,501

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at September 30, 2009.

	Commitment Expiration By Period
Off-Balance Sheet Arrangements	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$4,496	$4,496	$—	$—	$—
Unused lines of credit	13,884	13,884	—	—	—
Letters of credit	1,709	1,699	10	—	—

Total	$20,089	$20,079	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Portfolio Value. The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model that estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table sets forth the Bank’s NPV as of June 30, 2009, the most recent date the Bank’s NPV was calculated by the OTS.

				NPV as
Change in				Percent of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change In
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points
	(Dollars in Thousands)

+300	$44,392	$(37,026)	(45)%	7.74%	(548)bp
+200	57,133	(24,285)	(30)%	9.72%	(350)bp
+100	70,016	(11,401)	(14)%	11.62%	(160)bp
+50	75,886	(5,531)	(7)%	12.45%	(77)bp
0	81,417	—	—	13.22%	—
–50	85,347	3,930	5%	13.74%	53bp
–100	88,978	7,561	9%	14.23%	101bp

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Financial Officer and Interim Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) under the Exchange Act) as of the end of the period covered by this report. The purpose of these controls and procedures is to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. Based on the evaluation, the Company’s Chief Financial Officer and Interim Chief Executive Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as identified during management’s assessment of internal control over financial reporting as of December 31, 2008, the Company’s disclosure controls and procedures were not effective as of September 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment of internal control over financial reporting as of the end of fiscal 2008, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008, which also existed as of September 30, 2009:

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

For a summary of the results of the internal investigation of the business and financial records of the Corporation conducted by independent forensic accountants engaged by the Company’s Audit Committee, please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Report of Independent Forensic Accountants” of the Form 10-Q for the quarter ended June 30, 2009.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

As announced on February 3, 2009, the Bank previously received federal grand jury subpoenas from the U.S. Attorney’s Office for the District of New Jersey. The subpoenas were issued to the Bank in connection with an ongoing investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance. Certain individuals, including the Bank’s senior officers and directors, have received grand jury testimony subpoenas in connection with this matter. In addition, the Bank and its wholly-owned subsidiary, the Corporation, have also received federal grand jury subpoenas from the U.S. Attorney’s Office relating to certain commissions paid to the manager of the Corporation. The Bank has and continues to fully cooperate with this ongoing investigation.

No penalties, either criminal or civil, have been imposed on the Bank to date as a result of the investigation. However, pursuant to FASB ASC 450, a company must accrue funds for a possible litigation loss if a loss is probable and the amount of the expected loss is reasonably estimable. It is probable that the Bank will incur monetary penalties in the form of fines and forfeitures as a result of these matters.

As reported in a Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, the Bank was able to reasonably estimate certain losses, based on information that had come to light at that time. As a result, the Bank accrued a $3.0 million litigation loss reserve to reflect a potential criminal forfeiture, and related costs and expenses in the quarter ended June 30, 2009.

The Bank is only able to reasonably estimate certain losses at this time. It is probable that the Bank will incur material losses in addition to the $3.0 million litigation loss reserve described above; however it is not able to reasonably estimate additional losses at this time. These additional losses relate to potential further criminal forfeitures and potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by the OTS, the Bank’s primary federal regulator, and FinCEN. Depending on the end result of the investigation, the total amount of penalties and related costs and expenses incurred by the Bank may be significantly higher than $3.0 million, and could have a material impact on the Company’s consolidated financial position, results of operations, and regulatory capital ratios.

On July 9, 2009, a complaint was filed in the Superior Court of New Jersey in Hudson County against the Company, each of its directors and BCB Bancorp, Inc. The action, which seeks class certification, was brought by Keith Kube, a purported shareholder of the Company, on behalf of himself and all others similarly situated. On July 24, 2009, a second lawsuit was filed in the same court against the Company and its directors by David Shaev Profit Sharing Account, a purported shareholder. The two lawsuits were consolidated as of September 10, 2009. On October 16, 2009, an amended complaint was filed, which alleges, among other things, that the directors of the Company are in breach of their fiduciary duties to shareholders in connection with the Company’s entry into the Merger Agreement with BCB, pursuant to which the Company will merge with and into BCB, with BCB as the surviving corporation. The amended complaint seeks, among other things, for the Court to enjoin the defendants from consummating the transactions contemplated by the Merger Agreement and to award the plaintiffs attorneys’ fees and expenses incurred in bringing the lawsuit. The Company and its directors believe that the allegations in the amended complaint are without merit and intend to vigorously defend against the asserted claims and causes of action.

ITEM 1A.	Risk Factors

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, you should carefully consider the following additional risk factors, which could materially affect our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The Bank’s FDIC insurance premiums have increased substantially in 2009, and we expect to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the Deposit Insurance Fund (“DIF”) and reduced the ratio of reserves to insured deposits. In order to restore the DIF reserve ratio to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009, which amounted to $263,000 for the Bank. The FDIC may impose additional special assessments in the future.

On September 29, 2009, in order to ensure sufficient liquidity to pay for projected depository institution failures, the FDIC issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The proposed prepayment would be due on December 30, 2009. For purposes of calculating the prepaid assessment amount, an institution’s assessment base for the quarter ended September 30, 2009 would be increased quarterly by an estimated five percent annual growth rate through the end of 2012. An institution’s assessment rate for the fourth quarter of 2009 and for all of 2010 would be equal to the rate in effect on September 30, 2009, under the proposed rule, but would be increased by three basis points for all of 2011 and 2012. If the proposed rule is passed, we would be required to make a payment to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which would be amortized to expense over three years.

Pursuant to the proposed rule, an insured depository institution would be permitted to transfer any portion of its prepaid assessment to another insured depository institution. Assuming the Bank merges into BCB Community Bank, with BCB Bank as the surviving institution, pursuant to the terms of the plan of merger between the two institutions, BCB Bank would be entitled, under the proposed rule, to use any unused portion of the Bank’s prepaid assessment not otherwise transferred.

The proposed merger with BCB could impact the business and financial results of the Company, whether or not the merger is completed.

As a result of the proposed merger with BCB, current and prospective employees of the Company could experience uncertainty about their future with the Company or the combined entity upon consummation of the merger. These uncertainties may impair the Company’s ability to retain, recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships. Additionally, professional service expenses have increased and may continue increase due to legal and accounting fees.

Failure to complete the merger could negatively impact the share price and the future business results of the Company.

There is no assurance that conditions to completion of the merger will be satisfied, including obtaining stockholder approval and the necessary regulatory approvals. If the merger is not completed for any reason, the price of the Company’s common stock and the future results of the Company could be adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its common stock during the quarter ended September 30, 2009. As of September 30, 2009, there were 248,165 shares remaining that may be repurchased under the Company’s stock repurchase programs, which were announced on August 22, 2000 and February 3, 2009. Unless modified or revoked by the Company’s Board of Directors, the repurchase authorizations do not expire.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed as part of this report:

2	Agreement and Plan of Merger, dated as of June 29, 2009, between BCB Bancorp, Inc. and Pamrapo Bancorp, Inc.[1]

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[3]

3.2	Pamrapo Bancorp, Inc. By-laws[4]

4	Stock Certificate of Pamrapo Bancorp, Inc.[5]

10.1	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.[6]

10.2	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. [7]

10.3	Amended and Restated Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[8]

10.4	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan. [9]

10.5	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008. [10]

10.6	Stipulation and Consent to Issuance of Order to Cease and Desist.[10]

11	Computation of earnings per share (filed herewith).

31	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 30, 2009.
[2]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[3]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[4]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[5]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[8]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009.
[9]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[10]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: November 9, 2009	By	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President, Treasurer and Chief
Financial Officer and Interim President
and Chief Executive Officer