Form 10-K
period 2009-12-31
PAMRAPO BANCORP INC
filed 2010-03-31
CIK 854071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value, based upon the last sales price of $9.24 as quoted on The NASDAQ Global Market for June 30, 2009, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is approximately $40,200,000.

The Registrant had 4,935,542 shares of Common Stock outstanding as of March 29, 2010.

Forward-Looking Statements

Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “Pamrapo,” “the Company,” “the Registrant,” “we,” “us,” “our” or similar references mean Pamrapo Bancorp, Inc. This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Private Securities Litigation Reform Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” “project,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. You should be aware that these statements and any other forward-looking statements in this Form 10-K only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, which we describe in more detail elsewhere herein and in other documents filed by us with the SEC.

Various factors could cause actual results or outcomes to differ materially from our expectations. We wish to caution readers not to place undue reliance on any such forward-looking statements and to advise readers that various factors, including, but not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Pamrapo Savings Bank, S.L.A., the Company’s wholly-owned subsidiary, changes in accounting principles, policies or guidelines, on going litigation, regulatory matters, government investigations and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary note.

PART I

Item 1. Business.

On June 29, 2009, we and BCB Bancorp, Inc. a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pamrapo Bancorp, Inc. (the “Company” or the “Registrant”) will merge with and into BCB, with BCB as the surviving corporation (the “Merger”). Pamrapo Savings Bank, S.L.A. (the “Bank” or “Pamrapo”) and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), also entered into a plan of bank merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Our Board of Directors and stockholders, and the Board of Directors and stockholders of BCB, have approved the Merger and the Merger Agreement.

The completion of the Merger is subject to various closing conditions, including approval from the, Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. See “Pending Merger with BCB” for a further description of the Merger. The information presented in this Annual Report on Form 10-K does not give effect to the Merger.

The Company was incorporated under Delaware law on June 26, 1989 and changed its state of incorporation from Delaware to New Jersey on March 29, 2001. On November 10, 1989, the Registrant acquired the Bank as a part of the Bank’s conversion from a New Jersey chartered savings association in mutual form to a New Jersey chartered stock savings association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

Pamrapo was organized in 1887 as Pamrapo Building and Loan Association. On October 6, 1952, it changed its name to Pamrapo Savings and Loan Association, a New Jersey chartered savings and loan association in mutual form, and in 1988 it changed its name to Pamrapo Savings Bank, S.L.A. The Bank’s principal office is located in Bayonne, New Jersey. Its deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) which is administered by the FDIC. At December 31, 2009, the Bank had total assets of $557.8 million, deposits of $445.3 million and stockholders’ equity of $47.9 million before elimination of intercompany accounts with the Company.

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

Pending Merger with BCB

On June 29, 2009, we and BCB, entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into BCB, with BCB as the surviving corporation. The Bank and BCB Bank, also entered into a plan of bank merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution.

The completion of the Merger is subject to various closing conditions, including approval from the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. The Merger is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of any stockholder, the Company’s stockholders will receive 1.0 share of BCB common stock for each share of the Company’s common stock. In addition, all outstanding unexercised options to purchase the Company’s common stock will be converted into options to purchase BCB’s common stock.

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

The Merger Agreement contains representations and warranties that the Company and BCB made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement between the Company and BCB and may be subject to important qualifications and limitations agreed to by the Company and BCB in connection with negotiating its terms. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the Company and BCB rather than establishing matters as facts. For the foregoing reasons, no person should rely on the representations and warranties as statements of factual information at the time they were made or otherwise.

This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated June 30, 2009, and is incorporated herein by reference.

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

Lending Activities

General. Pamrapo principally originates fixed-rate mortgage loans on one- to four-family residential dwellings for retention in its own portfolio. Before January 2010, the Bank also originated acquisition, development and construction loans in addition to multi-family and commercial real estate loans. The Bank no longer originates these types of loans. At December 31, 2009, the Bank’s total gross loans outstanding amounted to $427.3 million, of which $269.0 million consisted of loans secured by one- to four-family residential properties, $4.7 million consisted of construction and land loans, $144.0 million consisted of loans secured by multi-family and commercial real estate, and $7.4 million consisted of commercial loans. Substantially all of the Bank’s real estate loan portfolio consists of conventional mortgage loans.

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2005		2006		2007		2008		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Mortgage Loans:
Permanent:
Fixed-rate	$346,456	79.05%	$352,913	77.59%	$336,620	76.67%	$340,877	77.91%	$340,831	80.95%
Adjustable rate	6,316	1.44	8,188	1.80	7,098	1.62	7,895	1.80	6,861	1.63
Construction (1)	16,299	3.72	17,224	3.78	15,533	3.53	12,199	2.79	4,676	1.11

Total mortgage loans	369,071	84.21	378,325	83.17	359,251	81.82	360,971	82.50	352,368	83.69

Commercial Loans	5,858	1.34	9,037	1.99	10,318	2.35	13,569	3.10	7,423	1.76

Consumer Loans:
Passbook or certificate	763.18		719.16		720.16		777.18		980.23
Home improvement	57.01		36.01		25.01		1	—	—	—
Equity and second mortgages	66,494	15.17	70,507	15.50	71,902	16.38	66,278	15.14	65,315	15.51
Automobile	680.16		536.12		561.13		426.10		301.07
Personal	1,052.24		1,146.25		938.21		776.18		864.21

Total consumer loans	69,046	15.76	72,944	16.04	74,146	16.89	68,258	15.6	67,460	16.02

Total loans	443,975	101.31	460,306	101.20	443,715	101.06	442,798	101.2	427,251	101.47

Less:
Allowance for loan losses	2,755.63		2,651.58		3,155.72		4,661	1.06	6,591	1.57
Loans in process	4,020.92		4,012.88		2,719.62		1,821.42		863.20
Deferred loan fees (costs)	(1,050)	(.24)	(1,216)	(.26)	(1,212)	(.28)	(1,238)	(.28)	(1,252)	(.30)

Total	5,725.31		5,447	1.20	4,662	1.06	5,244	1.20	6,202	1.47

Total net loans	$438,250	100.00%	$454,859	100.00%	$439,053	100.00%	$437,554	100.00%	$421,049	100.00%

Mortgage-Backed Securities:
GNMA (2)	$253.15%		$168.12%		$127.10%		$103.09%		$88.10%
FHLMC (3)(6)	118,507	70.63	100,185	70.69	86,975	69.90	81,305	68.99	61,402	69.72
FNMA (4)(6)	32,623	19.44	27,127	19.14	24,725	19.87	20,671	17.54	15,763	17.90
CMO (5)	15,428	9.20	13,334	9.41	12,029	9.67	15,356	13.03	10,564	12.00

Total mortgage-backed securities	166,811	99.42	140,814	99.36	123,856	99.54	117,435	99.65	87,817	99.72
Add:
Premiums (discounts), net	970.58		903.64		567.46		411.35		250.28
Unrealized gain on securities available for sale	8	—	7	—	5	—	—	—	—	—

Net mortgage-backed securities	$167,789	100.00%	$141,724	100.00%	$124,428	100.00%	$117,846	100.00%	$88,067	100.00%

(1)	Includes acquisition, development and land loans.
(2)	Government National Mortgage Association (“GNMA”).
(3)	Federal Home Loan Mortgage Corporation (“FHLMC”).
(4)	Federal National Mortgage Association (“FNMA”).
(5)	Collateralized Mortgage Obligations (“CMO”).
(6)	Includes available for sale securities having a principal balance of $772,221 for 2005, a principal balance of $662,405 for 2006, a principal balance of $516,561 for 2007, a principal balance of $418,937 for 2008 and a principal balance of $315,994 for 2009.

The following table sets forth the composition of the Bank’s gross loan portfolio by type of security at the dates indicated.

	As of December 31,
	2007		2008		2009
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
One-to four-family (2)	$268,048	60.41%	$271,533	61.32%	$269,028	62.97%
Multi-family (2)	63,652	14.35	64,509	14.57	61,262	14.34
Commercial real estate (2)	83,944	18.92	78,152	17.65	82,717	19.36
Construction and land	15,533	3.50	13,056	2.95	4,676	1.09
Commercial	10,318	2.32	13,569	3.06	7,423	1.74
Consumer-secured and unsecured	2,220.50		1,979.45		2,145.50

Total gross loans	$443,715	100.00%	$442,798	100.00%	$427,251	100.00%

ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayments for the periods indicated.

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Mortgage Loans (gross):
At beginning of period	$378,325	$359,251	$360,971

Mortgage loans originated:
One- to four-family residential	11,676	30,064	28,099
Multi-family residential	1,483	8,830	3,600
Commercial	7,964	8,522	7,599
Construction (1)	6,616	1,335	420

Total mortgage loans originated	27,739	48,751	39,718

Mortgage loans sold	1,500	—	—
Charge-offs	183	16	118
Transfers to REO	486	—	—
Repayments	44,644	47,015	48,203

At end of period	$359,251	$360,971	$352,368

Commercial Loans (gross):
At beginning of period	$9,037	$10,318	$13,569
Commercial loans originated	4,301	7,121	270
Charge-offs	54	97	1,903
Repayments	2,966	3,773	4,513

At end of period	$10,318	$13,569	$7,423

Consumer Loans (gross) (2)
At beginning of period	$72,944	$74,146	$68,258
Consumer loans originated	20,367	14,603	14,441
Charge-offs	33	11	74
Repayments	19,132	20,480	15,165

At end of period	$74,146	$68,258	$67,460

Mortgage-backed securities (gross):
At beginning of period	$140,814	$123,856	$117,435
Mortgage-backed securities purchased	3,970	14,919	—
Repayments	20,928	21,340	29,618

At end of period	$123,856	$117,435	$87,817

(1)	Includes acquisition, development and land loans.
(2)	Includes equity and second mortgages.

LOAN MATURITY. The following table sets forth the maturity of the Bank’s gross loan portfolio at December 31, 2009. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $66.7 million, $71.3 million and $67.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

	One- to four- family residential mortgage loans (1)	Multi-family and commercial real estate loans (1)	Construction loans (2)	Consumer- secured and unsecured loans	Commercial loans	Total
	(In thousands)
Amounts due:
Within 1 year	$57	$2,849	$4,586	$124	$3,186	$10,802

After 1 year:
1 to 3 years	938	531	68	406	2,833	4,776
3 to 5 years	4,847	3,134	22	328	755	9,086
5 to 10 years	29,078	25,363	—	860	—	55,301
10 to 20 years	85,185	106,937	—	427	649	193,198
Over 20 years	148,923	5,165	—	—	—	154,088

Total due after 1 year	268,971	141,130	90	2,021	4,237	416,449

Total amounts due	$269,028	$143,979	$4,676	$2,145	$7,423	$427,251

Less:
Allowance for loan losses						6,591

Loans in process						863

Deferred loan fees (costs)						(1,252)

Total						$421,049

(1)	Includes equity, second mortgage and home improvement loans.
(2)	Includes acquisition, development and land loans.

The following table sets forth at December 31, 2009, the dollar amount of all mortgage, consumer, commercial and construction loans, due after December 31, 2010, which have fixed interest rates or adjustable interest rates:

	Due after December 31, 2010
	Fixed Rates	Floating or Adjustable Rates	Total Due After One Year
	(In thousands)
One- to four-family residential (1)	$261,247	$7,724	$268,971
Construction loans	652	—	652
Multi-family and commercial real estate (1)	133,828	7,302	141,130
Commercial-loans	—	4,237	4,237
Consumer-secured and unsecured loans	1,048	973	2,021

Totals	$396,775	$20,236	$417,011

(1)	Includes equity, second mortgage and home improvement loans.

Residential Mortgage Lending. Pamrapo presently originates first mortgage loans, equity loans, second mortgage loans and improvement loans secured by one- to four-family residences and multi-family residences. As of December 31, 2009, 96.2% of the gross loan portfolio was fixed-rate loans and 3.8% was ARMs, and was originated for the Bank’s portfolio. Residential loan originations are generally obtained from existing or past customers and members of the local community. As of December 31, 2009, $330.3 million or 77.3% of the Bank’s total gross loan portfolio consisted of one- to four-family and multi-family residential mortgage loans. Of this amount $269.0 million were one- to four-family loans and $61.3 million were multi-family loans.

The one to four-family residential loans originated by the Bank are primarily fixed-rate mortgages, generally with terms of 15 or 30 years. Typically, such homes in the Bayonne area are one or two-family owner-occupied dwellings. The Bank generally makes one to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. The Bank will originate loans with loan-to-value ratios up to 90% within the local community, provided that private mortgage insurance on the amount in excess of such 80% ratio is obtained. Mortgage loans in the Bank’s portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property that is subject to the mortgage. It is the Bank’s policy to enforce due-on-sale provisions. As of December 31, 2009, the interest rate for one- to four-family residential fixed-rate mortgages offered by the Bank was 4.75% on 15-year loans and 5.25% on 30-year loans.

The Bank also originates loans on multi-family residences. Such residences generally consist of 5 to 24 units. Such loans are generally fixed-rate loans with interest rates ranging from 1.0% to 1.5% higher than those offered on one to four-family residences. The Bank generally makes multi family residential loans in amounts up to 75% of the appraised value of the secured property. Such appraisals are based primarily on the income producing ability of the property. The terms of multi-family residential loans range from 10 to 15 years. As of December 31, 2009, $61.3 million or 14.3% of the Bank’s total gross loan portfolio consisted of multi-family residential loans.

Upon receipt of an application for a mortgage loan from a prospective borrower, a credit report is ordered and employment and income are verified. A preliminary inspection of the subject premises may be made by a member of the Loan Committee. The report of that inspection is brought before the Committee or the full Board of Directors to approve the amount of the loan and the terms. Approval is given subject to a report of value from an independent appraiser and credit approval. Approval of credit is given by the Board of Directors, the Loan Committee, the Vice President of Lending, or the Loan Processing Manager in accordance with the Bank’s policy. It is also the Bank’s policy to obtain title insurance on all first mortgage real estate loans. Borrowers also must obtain hazard insurance and flood insurance, if required, prior to closing. The Bank generally requires borrowers to advance funds on a monthly basis together with each payment of principal and interest to a tax escrow account from which the Bank can make disbursements for items such as real estate taxes and certain insurance premiums, if any, as they become due.

Acquisition, Development, Construction and Land Lending. Before January 2010, the Bank originated loans to finance the construction of one- to four-family dwellings, multi-family dwellings and, to a lesser extent, commercial real estate. It also originated loans for the acquisition and development of unimproved property to be used principally for residential purposes in cases where the Bank was to provide the construction funds to improve the properties. All of the Bank’s acquisition, development and construction loan portfolio is secured by real estate properties located in New Jersey.

Acquisition, development and construction lending is generally considered to involve a higher level of risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As of December 31, 2009, $4.7 million or 1.1% of the Bank’s gross loan portfolio consisted of acquisition, development, construction and land loans varying in size from $2,000 to $668,000. The Bank no longer originates these types of loans.

Commercial Real Estate Lending. Loans secured by commercial real estate totaled $82.7 million, or 19.4% of the Bank’s total gross loan portfolio, at December 31, 2009. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank’s commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses and other non-residential buildings. Once the loan has been determined to be creditworthy and of sufficient property value, in the case of corporate borrowers, the Bank obtains a personal guaranty from third party principals of the corporate borrower as supplemental security on the loan. This enables the Bank to proceed against the guarantor in the event of default without first exhausting remedies against the borrower. Inquiry as to collectability pursuant to such third party guarantees may be made by means of review of other properties secured by the Bank, personal interviews with the applicants, review of the applicant’s personal financial statements and income tax returns and review of credit bureau reports. Borrowers must personally guarantee loans made for commercial real estate. Commercial real estate loans have terms ranging from 5 to 15 years and are generally fixed-rate loans.

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

Consumer and Commercial Lending. The Bank offers various other secured and unsecured consumer loan products such as automobile loans, personal loans and passbook loans, as well as commercial loans. At December 31, 2009, the balance of such loans was $9.6 million, or 2.2% of the Bank’s total gross loan portfolio.

Loan Review. The Bank has a formalized loan review program, providing for detailed post-closing reviews for loans selected from all categories. After review, reports are made to the mortgage and loan officers and the Asset Classification Committee. Classification determination is presently the responsibility of the Asset Classification Committee. See “Classification of Assets.” The purpose of these procedures is to enhance the Bank’s ability to properly document the loans it originates and to improve the performance of such loans.

Lending Authority. The Bank’s Loan Committee has the authority to approve loans of up to $1,500,000. Loans from $500,000 to $750,000 require approval by two signatories, which signatories can be the Loan Committee, the Bank’s Chief Executive Officer or the Vice President of Lending. The Bank’s Vice President of Lending has authority to approve loans of up to $500,000 and the Processing Manager has the authority to approve loans of up to $300,00.

Loan Servicing. The Bank originated all of the loans it has sold and services those loans for other investors. Pamrapo receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 2009, the Bank was servicing $914,000 of loans for others.

Loan Origination Fees and Costs. Loan origination fees and certain related direct loan origination costs are deferred and the resulting net amount is amortized over the life of the related loan as an adjustment to the yield of such loans. In addition, commitment fees are required to be offset against related direct costs and the resulting net amount generally is recognized over the life of the related loans as an adjustment of yield or if the commitment expires unexercised, recognized upon expiration of the commitment. The Bank had $1.3 million in net deferred origination costs at December 31, 2009.

Non-Performing Assets

When a borrower fails to make a required payment by the fifteenth day of the month in which the payment is due, the Bank sends a late notice advising the borrower that the payment has not been received. If a loan has been delinquent for more than 60 days, the Bank reviews the loan status more closely and, where appropriate, appraises the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank (1) may accept a repayment program for the arrearage from the borrower; (2) may seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) may request a deed in lieu of foreclosure; or (4) will initiate foreclosure proceedings when a loan payment is delinquent for more than three monthly installments.

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

	At December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)
One- to four-family residential real estate loans (1):
Non-accrual loans	$493	$529	$1,239	$1,747	$7,824
Accruing loans 90 days overdue	332	993	592	3,056	5,723

Total	825	1,522	1,831	4,803	13,547

Multi-family residential and commercial real estate loans (1):
Non-accrual loans	647	345	246	924	3,154
Accruing loans 90 days overdue	463	383	1,031	1,443	2,316

Total	1,110	728	1,277	2,367	5,470

Construction loans (2):
Non-accrual loans	—	—	—	964	3,022
Accruing loans 90 days overdue	—	—	438	756	—

Total	—	—	438	1,720	3,022

Commercial loans:
Non-accrual loans	—	—	1,881	1,881	350
Accruing loans 90 days overdue	—	—	—	—	137

Total	—	—	1,881	1,881	487

Consumer loans:
Non-accrual loans	33	22	44	37	15
Accruing loans 90 days overdue	1	7	12	1	11

Total	34	29	56	38	26

Total non-performing loans:
Non-accrual loans	1,173	896	3,410	5,553	14,365
Accruing loans 90 days overdue	796	1,383	2,073	5,256	8,187

Total	$1,969	$2,279	$5,483	$10,809	$22,552

Total foreclosed real estate, net of related reserves	$—	$—	$486	$426	$384

Total non-performing loans and foreclosed real estate to total assets	.30%	.36%	.91%	1.88%	4.11%

(1)	Includes equity and second mortgage loans.
(2)	Includes acquisition and development loans.

At December 31, 2007, 2008 and 2009, non-accrual loans for which interest has been discontinued totaled approximately $3.4 million, $5.6 million and $14.4 million, respectively. During the years ended December 31, 2007, 2008 and 2009, the Bank recognized interest income of approximately $86,000, $103,000 and $195,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $261,000, $363,000 and $998,000 for the years ended December 31, 2007, 2008 and 2009, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.

Delinquent Loans. At December 31, 2007, 2008 and 2009, respectively, delinquencies in the Bank’s portfolio were as follows:

	At December 31, 2007				At December 31, 2008				At December 31, 2009
	60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more		60 - 89 Days		90 Days or more
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Delinquent loans	13	$1,460	31	$5,483	33	$6,904	52	$10,809	18	$3,679	105	$22,552
As a percent of total gross loans		.33%		1.24%		1.56%		2.44%		.86%		5.28%

As of December 31, 2009, the Bank had 105 loans which were 90 days or more past due totaling $22.6 million. The average balance of such loans was approximately $215,000. All loans are within the Bank’s lending areas.

The Bank’s level of non-performing loans 90 days or more delinquent increased from 10.8 million at December 31, 2008 to $22.6 million at December 31, 2009. The total of such loans in the lower risk one- to four-family residential category increased to $13.5 million from $4.8 million at December 31, 2008. Non-performing multi-family residential, commercial real estate and construction loans, loans normally having greater elements of risk, increased from $4.1 million at December 31, 2008 to $7.9 million at December 31, 2009. The increase in the level of non-performing loans was mainly driven by a weak economy and a resulting high unemployment level.

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

Management of the Bank has classified $21.2 million of its assets as substandard and approximately $2.3 million as related loss based upon its review of the Bank’s loan portfolio. Such review, among other things, takes into consideration the appraised value of underlying collateral, economic conditions and paying capacity of the borrowers. However, the Bank’s Asset Classification Committee carefully monitors all of the Bank’s delinquent loans to determine whether or not they should be classified. At a minimum, the Bank classifies all foreclosed real estate and non-performing loans 90 days or more delinquent as substandard assets. At December 31, 2009, the allowance for loan losses totaled $6.6 million.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity along with the general economic and real estate market conditions. Such evaluation, which includes a review of all loans of which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions and historical loan loss experience. For more detail on allowance for loan losses, See—Item 8, Note 1 to the Company’s Consolidated Financial Statements.

The following table sets forth the activity of the Bank’s allowance for loan losses at the dates indicated:

	At or for the year ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)
Balance at beginning of period	$2,495	$2,755	$2,651	$3,155	$4,661

Provision for loan losses	110	—	670	1,630	4,025

Charge-offs (recoveries):
Charge-offs:
Real estate mortgage loans	—	86	183	16	118
Consumer loans	21	27	33	11	74
Commercial loans	—	—	54	97	1,903
Recoveries:
Real estate mortgage loans	(129)	—	(100)	—	—
Consumer loans	(42)	(9)	(4)	—	—

Net charge-offs (recoveries)	(150)	104	166	124	2,095

Balance at end of period	$2,755	$2,651	$3,155	$4,661	$6,591

Ratio of net charge offs (recoveries) during the period to average loans receivable during the period	(.03)%	.02%	.04%	.03%	.49%
Ratio of allowance for loan losses to total outstanding loans (gross) at the end of period	.62%	.58%	.71%	1.05%	1.54%
Ratio of allowance for loan losses to non-performing loans	139.93%	116.32%	57.54%	43.12%	29.23%

The increase in the allowance for loan loss balance and in the provision for loan losses during 2009, as compared to 2008, was primarily due to an increase in the Bank’s non-performing loans, which were $22.6 million at December 31, 2009 compared to $10.8 million at December 31, 2008. The provision for loan losses also included $0.3 million and $0.9 million in 2008 and 2009, respectively, for the Bank’s largest non-accruing commercial loan to a local hospital. The Bank’s carrying value of the loan as of December 31, 2009 was $941,000. Based on the fact that the Bank is deemed an unsecured creditor with a lower priority in the future distribution from the Liquidating Trustee, the Company’s board of directors decided on January 20, 2010 to write off the remaining loan balance of $941,000 as of December 31, 2009.

During the years ended December 31, 2007, 2008 and 2009, gross charge-offs totaled $270,000, $124,000 and $2.1 million respectively. The charge-off of commercial loans in 2009 included $1.9 million relating to the local hospital discussed above.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation to the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2005			2006			2007			2008			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$2,470	89.66%	98.12%	$2,201	83.03%	97.52%	$2,138	67.77%	97.18%	$3,195	68.55%	96.49%	$5,867	89.02%	97.76%
Consumer loans	110	3.99	.56	150	5.65	.52	103	3.26	.50	94	2.02	.45	71	1.08	.50
Commercial loans	175	6.35	1.32	300	11.32	1.96	914	28.97	2.32	1,372	29.43	3.06	653	9.90	1.74

Total allowance	$2,755	100.00%	100.00%	$2,651	100.00%	100.00%	$3,155	100.00%	100.00%	$4,661	100.00%	100.00%	$6,591	100.00%	100.00%

Mortgage-Backed Securities. The Bank has significant investments in mortgage-backed securities and has, during periods when loan demand was low and the interest yields on alternative investments were minimal, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio were insured or guaranteed by GNMA, FNMA or FHLMC and have coupon rates as of December 31, 2009 ranging from 2.50% to 10%. At December 31, 2009, the unamortized principal balance of mortgage-backed securities, both held to maturity and available for sale, totaled $87.8 million or 15.73% of total assets. The carrying value of such securities amounted to $124.4 million, $117.8 million and $88.1 at December 31, 2007, 2008 and 2009, respectively, and the fair market value of such securities totaled approximately $121.9 million, $120.3 million and $91.5 million at December 31, 2007, 2008 and 2009, respectively.

The following table sets forth the contractual maturities of the Bank’s gross mortgage-backed securities portfolio, which includes available for sale and held to maturity mortgage-backed securities, at December 31, 2009.

	Contractual Maturities Due in Year(s) Ended December 31,
	2010-2011	2012-2013	2014-2018	2019-2028	2029 and Thereafter	Total
	(In thousands)
Mortgage-backed securities:
Held to maturity	$25	$527	$46,637	$39,875	$437	$87,501
Available for sale	—	—	93	154	69	316

Total	$25	$527	$46,730	$40,029	$506	$87,817

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

Investment Portfolio

The following table sets forth certain information regarding the Bank’s investment portfolio, which includes available for sale securities carried at fair value and held to maturity, at the dates indicated:

	At December 31,
	2007		2008		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments:
FHLB-NY stock (1)	$4,996	$4,996	$5,160	$5,160	$3,396	$3,396
Subordinated notes (3)	9,043	9,305	10,016	9,500	10,003	10,000
Municipal obligations (3)	1,334	1,345	1,334	1,331	1,334	1,337
Trust originated preferred security (2)	400	396	400	352	400	394

Total investment securities	$15,773	$16,042	$16,910	$16,343	$15,133	$15,127

Other interest-earning assets:
Interest bearing deposits	$62,976	$62,976	$9,470	$9,470	$17,735	$17,735

Total investment portfolio	$78,749	$79,018	$26,380	$25,813	$32,868	$32,862

(1)	No stated maturity.
(2)	For further information, see Note 2 to the Company’s Financial Statements in Item 8 of this Annual Report.
(3)	For further information, see Note 3 to the Company’s Financial Statements in Item 8 of this Annual Report.

At December 31, 2009, the Bank had $6.0 million invested in subordinated notes with Columbia Financial Inc. Other than this investment, the Bank had no other investments with any one issuer that exceeded 10% of stockholders’ equity.

The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the portfolio:

	At December 31, 2009
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
				(Dollars in thousands)
Subordinated Notes	$4,003	9.25%	$6,000	8.09%	$—	—%	$—	—%	$10,003	8.55%
Municipal obligations	—	—%	—	—%	—	—%	1,334	4.16%	1,334	4.16%
Trust originated preferred security	—	—%	—	—%	—	—%	400	7.75%	400	7.75%

Total debt securities	$4,003	9.25%	$6,000	8.09%	$—	—%	$1,734	4.99%	$11,737	8.03%

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

Deposits. Pamrapo offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of regular savings, non-interest bearing demand, NOW and Super NOW, money market and certificate accounts. Pamrapo’s deposits are obtained primarily from the Hudson County area. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Deposits increased by $.5 million or .1% from $444.0 million at December 31, 2008 to $444.5 million at December 31, 2009.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

Deposit Portfolio. The following table sets forth the distribution and weighted average nominal interest rate of the Bank’s deposit accounts at the dates indicated:

	At December 31,
	2007			2008			2009
	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate	Amount	% of Total Deposits	Weighted Average Nominal Rate
				(Dollars in thousands)
Passbook and club accounts	$122,923	24.20%	1.13%	$115,719	26.06%	1.12%	$118,243	26.60%	1.09%
Non-interest bearing demand	38,226	7.52	—	40,682	9.16	—	35,252	7.93	—
NOW	82,322	16.21	1.52	36,046	8.12	.92	47,882	10.77	.87
Money market demand	26,305	5.18	2.87	25,821	5.82	2.26	36,557	8.23	1.33

Total passbook, club, NOW, and money market accounts	269,776	53.11	1.26	218,268	49.16	1.01	237,934	53.53	.75

Certificate accounts:
91-day	70,169	13.81	4.77	28,073	6.32	3.27	139.03		3.86
26-week	115,331	22.70	4.54	147,207	33.15	3.38	113,761	25.59	1.67
12- to 30-month	8,661	1.71	4.54	2,534.57		3.89	39,743	8.94	2.53
30- to 48-month	10,556	2.08	4.28	11,797	2.66	4.07	18,876	4.25	2.99
IRA and KEOGH	33,468	6.59	4.37	36,120	8.14	3.66	34,039	7.66	2.71

Total certificates	238,185	46.89	4.57	225,731	50.84	3.47	206,558	46.47	2.13

Total deposits	$507,961	100.00%	2.81%	$443,999	100.00%	2.24%	$444,492	100.00%	1.49%

The following table sets forth the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Net (withdrawals) deposits	$24,321	$(75,474)	$(7,813)
Interest credited	13,699	11,512	8,306

Net increase (decrease) in deposits	$38,020	$(63,962)	$493

The following table sets forth, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2009.

	At December 31,			At December 31, 2009, Maturing in
	2007	2008	2009	One Year or Less	Two Years	Three Years	Greater than Three Years
	(In thousands)
2.99% or less	$856	$34,326	$179,457	$161,650	$12,101	$5,073	$633
3.00% to 4.99%	225,569	186,631	24,716	21,897	1,694	478	647
5.00% to 5.99%	11,760	4,774	2,385	1,356	141	19	869

Total	$238,185	$225,731	$206,558	$184,903	$13,936	$5,570	$2,149

At December 31, 2009, the Bank had outstanding $94.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Amount
(In thousands)
Three months or less	$30,937
Over three through six months	27,887
Over six through twelve months	26,711
Over twelve months	9,261

Total	$94,796

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank utilizes borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Pamrapo obtains advances from the FHLB-NY upon the security of its capital stock of the FHLB-NY and a blanket and a special assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2009, outstanding advances from the FHLB-NY amounted to $51.0 million.

The following table sets forth certain information regarding FHLB-NY advances, all of which are at fixed rates, maturing in the periods indicated:

	At December 31,
	2007		2008		2009
	(Dollars in thousands)
Maturing by December 31,	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
2008	4.24	$15,000	—	$—	—	$—
2009	5.25	18,000	2.69	38,500	—	—
2010	5.59	23,000	5.59	23,000	5.59	23,000
2011	5.24	10,000	5.24	10,000	5.24	10,000
2015	4.80	3,000	4.80	3,000	4.80	3,000
2016	4.05	15,000	4.05	15,000	4.05	15,000
2017	—	—	—	—	—	—

	4.93%	$84,000	4.02%	$89,500	5.02%	$51,000

At December 31, 2009, the Company also had available to it $59,289,000 under a revolving overnight line of credit, expiring August 9, 2010, with the FHLB-NY, which can only be drawn upon to the extent collateral is provided by the Company. The line of credit is secured by a blanket pledge of mortgage loans of $160,215,000 and a specific pledge of mortgage-backed securities with carrying values and fair values of approximately $28,868,000 and $30,042,000, respectively. Borrowings are at the lender’s cost of funds plus 0.25%. There was no outstanding borrowing under the overnight line of credit at December 31, 2009 and $20,500,000 outstanding at December 31, 2008. At December 31, 2009, the Company also had a companion Arc Daily Advance commitment with the FHLB-NY for $59,289,000 expiring August 9, 2010, which would also require collateral prior to any drawdown of these funds. There were no outstanding borrowings at December 31, 2009 and December 31, 2008 under the companion DRA commitment.

In January 2010, The FHLB-NY imposed certain restrictions on the Bank’s credit activities. The Bank now is only able to obtain short term borrowings (30 days or less) and its eligibility to sell mortgage loans into the Mortgage Partnership Finance (“MPF”) Program has been suspended pending a determination by the FHLB-NY that the Bank again meets the eligibility requirements for participation in the MPF Program. The Bank’s line of credit with the FHLB-NY has not been reduced. The Company continues to have the revolving overnight line of credit available to the extent of collateral support provided.

In January 2010, the Federal Reserve Bank of New York (“FRB-NY”) informed the Bank that it (i) no longer qualifies for uncollateralized daylight credit, (ii) is no longer eligible to borrow under the FRB-NY Discount Window’s primary credit program, rather requests to borrow at the Window will be considered under the secondary credit program and granted on an overnight basis, and (iii) is now required to prefund its Automated Clearing House credit originations.

Competition

Pamrapo has substantial competition for both loans and deposits. The New York City metropolitan area has a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Bank, and as such may have higher lending limits and may offer other services that are not provided by the Company. The Bank faces significant competition both in making mortgage loans and in attracting deposits. The Bank’s competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies, commercial banks and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Bank faces increased competition among financial institutions for deposits. Competition also may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions and legislation authorizing the acquisition of thrifts by Banks.

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

Subsidiaries

Pamrapo is generally permitted under New Jersey law and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) to invest, without regulatory approval, an amount equal to 3% of its assets in subsidiary service corporations. As of December 31, 2009, Pamrapo had $219.7 million and $188,000 of its assets invested in Pamrapo Investment Company and Pamrapo Service Corporation, respectively, each of which is a wholly-owned subsidiary of the Bank. Pamrapo Investment Company manages and maintains certain tangible assets of the Bank for investment purposes. Currently, Pamrapo Service Corporation is an inactive subsidiary.

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

A large portion of the Bank’s real estate loans are long-term, fixed-rate loans. Accordingly, the average yield recognized by the Bank on its total loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. At December 31, 2009, approximately 77.0% of the Bank’s gross mortgage loan portfolio, excluding mortgage-backed securities, consisted of fixed-rate mortgage loans with original terms consisting primarily of 15 to 30 years. Accordingly, when interest rates rise, the Bank’s yield on its loan portfolio increases at a slower pace than the rate by which its cost of funds increases, which may adversely impact the Bank’s interest rate spread.

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

	Year Ended December 31,									At December 31,
	2007			2008			2009			2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Actual Balance	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$444,389	$28,838	6.49%	$433,667	$27,747	6.40%	$425,946	$25,916	6.08%	$421,049	6.21%
Mortgage-backed securities	133,116	6,003	4.51	123,989	5,647	4.55	102,818	4,658	4.53	87,751	4.76
Investments (2)	10,072	695	6.90	11,243	851	7.57	11,706	929	7.94	12,049	7.91
Other interest-earning assets (3)	32,030	1,566	4.89	34,941	970	2.78	24,676	224.91		21,131	1.30

Total interest-earning assets	619,607	37,102	5.99	603,840	35,215	5.83	565,146	31,727	5.61	541,980	5.82

Non-interest-earning assets	12,433			13,250			13,836			15,820

Total assets (1)	$632,040			$617,090			$578,982			$557,800

Interest-bearing liabilities:
Passbook and club account	125,809	1,623	1.29	118,749	1,358	1.14	117,957	1,293	1.10	118,243	1.09
NOW and money market accounts	82,466	1,005	1.22	84,839	1,197	1.41	73,764	981	1.33	84,439	1.07
Certificates of Deposits	227,840	11,070	4.81	230,845	8,957	3.88	217,949	6,029	2.77	206,558	2.13
Advances and other borrowings	91,346	4,384	4.80	78,089	3,893	4.99	67,622	3,187	4.71	51,000	5.02

Total interest-bearing liabilities	527,461	18,082	3.43	512,522	15,405	3.01	477,292	11,490	2.41	460,240	1.99

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	38,352			39,623			37,830			35,252
Other	6,982			6,699			11,602			14,073

Total non-interest-bearing liabilities	45,334			46,322			49,432			49,325

Total liabilities	572,795			558,844			526,724			509,565

Stockholders’ equity	59,245			58,246			52,258			48,235

Total liabilities and stockholders’ equity	$632,040			$617,090			$578,982			$557,800

Net interest income/interest rate spread		$19,020	2.56%		$19,810	2.82%		$20,237	3.20%

Net interest-earning assets/net yield on interest-earning assets	$92,146		3.07%			3.28%			3.58%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.17x			1.18x			1.18x

(1)	Non-accruing loans are part of the average balances of loans outstanding.
(2)	Includes held to maturity and available for sale.
(3)	Includes interest earning deposit in other banks and Federal Home Loan Bank stock.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its passbook savings and club accounts, which totaled $118.5 million at December 31, 2009, are withdrawn at the following rates: 11.51% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown. The Bank has further assumed that its money market accounts, which totaled $36.3 million at December 31, 2009, are withdrawn at the following rates: 11.36% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown.

Additionally, the Bank has assumed that its NOW and Super NOW accounts, which totaled $47.4 million at December 31, 2009, are withdrawn at the following rates: 11.36% are rate sensitive within a one year time frame and the remainder will be withdrawn at an annual rate of 11.36% on the cumulative declining balance of such accounts during the periods shown.

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest-earning Assets:
Loans	$10,240	$4,776	$9,086	$58,454	$190,607	$154,088	$427,251
Mortgage-backed securities	25	214	935	56,484	29,656	437	87,751
Investments	4,003	6,000	—	156	1,427	463	12,049
Other interest-earning assets (1)	21,131	—	—	—	—	—	21,131

Total interest-earning assets	35,399	10,990	10,021	115,094	221,690	154,988	548,182

Interest-bearing Liabilities:
NOW and Super NOW Accounts (2)	5,439	9,095	7,146	11,864	10,044	4,293	47,881
Money market accounts	4,152	6,944	5,456	9,059	7,669	3,278	36,558
Passbook and club accounts	13,610	22,422	17,617	29,248	24,762	10,584	118,243
Certificate accounts	184,903	19,506	2,149	—	—	—	206,558
Advances	23,000	10,000	—	18,000	—	—	51,000

Total interest-bearing liabilities	231,104	67,967	32,368	68,171	42,475	18,155	460,240

	1 Year or Less	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years to 20 Years	More than 20 Years	Total
	(In thousands)
Interest sensitivity gap per period	(195,705)	(56,977)	(22,347)	46,923	179,215	136,833	$87,942

Cumulative interest sensitivity gap	$(195,705)	$(252,682)	$(275,029)	$(228,106)	$(48,891)	$87,942

Cumulative gap as a percent of interest-earning assets	(35.70)%	(46.09)%	(50.17)%	(41.61)%	(8.92)%	16.04%

Cumulative interest-sensitive assets as a percent of interest-sensitive liabilities	15.32%	15.51%	17.02%	42.92%	88.94%	119.11%

(1)	Includes stock, which has no stated maturity.
(2)	Excludes non-interest-earning bearing accounts.

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

	Year Ended December 31,
	2008 v. 2007			2009 v. 2008
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest income:
Loans	$(699)	$(393)	$(1,092)	$(463)	$(1,368)	$(1,831)
Mortgaged-backed securities	(409)	53	(356)	(964)	(25)	(989)
Investments	81	75	156	35	43	78
Other interest-earning assets	142	(738)	(596)	(285)	(461)	(746)

Total interest income	(885)	(1,003)	(1,888)	(1,677)	(1,811)	(3,488)

Interest expense:
Passbook and club accounts	(89)	(176)	(265)	(9)	(56)	(65)
NOW and money market accounts	29	162	191	(147)	(69)	(216)
Certificates of deposit	90	(2,203)	(2,113)	(357)	(2,571)	(2,928)
Advances and other borrowings	(638)	147	(491)	(493)	(213)	(706)

Total interest expense	(608)	(2,070)	(2,678)	(1,006)	(2,909)	(3,915)

Net change in net interest	$(277)	$1,067	$790	$(671)	$1,098	$427

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

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured up to applicable limits by the DIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to applicable laws and regulations.

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

Federal Savings Institution Regulation

The OTS has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors and the DIF.

Cease and Desist Orders. The Bank is subject to a range of bank regulatory compliance obligations. As previously disclosed, in connection with routine compliance examinations by the OTS, certain deficiencies were identified. The Bank has and continues to take steps to remediate these deficiencies and to strengthen the Bank’s overall compliance programs.

On January 21, 2010, the Bank, stipulated and consented to a cease and desist order (the “Order”) issued by the OTS. The Order became effective on January 21, 2010. The Order was issued as a result of matters relating to the Bank’s compliance with certain laws and regulations, and deficiencies in its operations and management.

The Order requires the Bank to prepare and submit to the OTS an updated three-year business plan for calendar years 2010 to 2012, and to prepare and submit to the OTS a management plan. The Order also requires the Bank to appoint, by April 15, 2010, at least three (3) new independent members to the Bank’s board of directors in the event that the sale or merger of the Bank is not completed by March 31, 2010. The Bank, pursuant to the Order, shall not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior permission of the OTS. The Order also requires the Bank to maintain adequate and effective internal controls and corporate governance policies, procedures and practices, including an internal audit program, an independent compliance oversight program, and an effective internal loan review program and to take certain other actions identified by the OTS in the Order. The Bank has already begun to implement several initiatives to enhance, among other things, its management and corporate governance in accordance with the requirements of the Order.

As previously disclosed, the Bank also agreed to a cease and desist order (the “2008 Order”) issued by the OTS on September 26, 2008 as a result of issues relating to the Bank’s compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”). The 2008 Order did not identify or relate to any issues regarding the safety and soundness of the Bank.

The 2008 Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters and to take certain other actions identified by the OTS in the 2008 Order. The Bank has implemented initiatives to enhance, among other things, its BSA/AML Program and its Compliance Management Program in accordance with the requirements of the 2008 Order.

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 2009, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2009:

	Actual Amount	Required Amount	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$49,530	$8,361	$41,169	8.89%	1.50%
Core (Leverage)	49,530	22,297	27,233	8.89%	4.00%
Risk-based	53,818	29,432	24,386	14.63%	8.00%

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

Insurance of Deposit Accounts. Deposits of the Bank are insured up to applicable limits by the DIF, which is administered by the FDIC. On May 10, 2009, President Barack Obama signed the Helping Families Save Their Home Act which extends the temporary increase in the standard maximum deposit insurance amount (“SMDIA”) to $250,000 per depositor through December 31, 2013. The legislation provides that the SMDIA limit will return to $100,000 on January 1, 2014. The legislation did not increase coverage for retirement accounts, which continues to be $250,000.

Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued increases in its FDIC premiums going forward. To maintain the DIF, FDIC-insured institutions are required to pay a deposit insurance premium. The FDIC utilizes a risk-based premium system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one.

The FDIC adopted a final rule, which became effective on January 1, 2009, that raised the risk-based deposit insurance assessment rates uniformly for all insured institutions by seven basis points for the first quarter of 2009 assessment period. As a result, assessment rates for the first quarter of 2009 increased to 12 basis points for the healthiest institutions. On February 27, 2009, the FDIC also adopted a final rule on assessments, which became effective on April 1, 2009, that modified the way the assessment system differentiates risk among insured institutions and raised the assessment rates for the second quarter of 2009 assessment period and thereafter. Under this final rule, assessment rates for the second quarter of 2009 ranged from between 12 and 16 basis points for the healthiest institutions to 45 basis points for the riskiest. Premiums for 2010 are currently set at 2009 rates. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as reported on the report of condition as of June 30, 2009, but capped the special assessment at 10 basis points times the institution’s assessment base for the second quarter of 2009 risk based assessment. The Bank recognized a special assessment of $263,000 in June 2009.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. The Bank was granted an exemption by the FDIC from prepaying its estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012. Therefore, the Bank will continue to pay its risk based deposit insurance assessments on a quarterly basis, rather than on the initially required prepayment schedule. Given the continued decline in the Deposit Insurance Fund balance, the Company anticipates that the FDIC will impose additional special emergency assessments in the future that will impact the Bank’s capital levels and earnings.

The increases in FDIC insurance contributed to the increase in the Company’s expense from $71,000 in 2008 to $1,449,000 in 2009. Given the enacted increases in assessments for insured financial institutions the Company anticipates that FDIC assessments on deposits will continue to have a significant impact upon operating expenses in 2010 and could materially affect our reported earnings liquidity and capital.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize a predecessor deposit insurance fund. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. FICO assessments are included in the FDIC amounts stated above, and totaled $47,000 in 2009.

The Bank’s FDIC assessment rate for the year ended December 31, 2009 was 21.47 basis points.

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

Emergency Economic Stabilization Act of 2008. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA, among other things, raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009.

Temporary Liquidity Guarantee Program., On October 14, 2008, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program by which, for a fee, noninterest bearing transaction accounts will receive unlimited insurance coverage until June 30, 2010. The TLGP also includes the Debt Guarantee Program by which certain senior unsecured debt issued by institutions and their holding companies on or after April 1, 2009 and not later than October 31, 2009 will be guaranteed by the FDIC through the earlier of maturity of the debt or December 31, 2012. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company and the Bank elected to opt out of the Debt Guarantee Program, but the Bank chose to participate in the Transaction Account Guarantee Program. Separately, Congress extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013.

Thrift Rechartering Legislation. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2009, the Bank’s limit on loans to one borrower was $7.2 million. At December 31, 2009, the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.1 million.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2009, the Bank maintained 76.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2009, the Bank was classified as a Tier 1 Bank.

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

Liquidity. Until recently, the Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Effective March 15, 2001, the liquidity requirement to which the Bank is held under HOLA was amended to eliminate the specific percentage requirement, but retained the requirement that an institution “maintain sufficient liquidity to ensure its safe and sound operation.” The Bank’s average liquidity ratio for the month of December 2009 calculated using the ratio calculation of HOLA prior to March 15, 2001 was 4.05%, and in the opinion of management meets current requirements for Bank’s safe and sound operation. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2009 totaled $216,000.

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

Safety and Soundness Standards. The FDI Act, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDI Act. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Incentive Compensation. On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve Board indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, control, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, FDIC issued an Advance Notice of Proposed Rulemaking seeking public comment on whether certain employee compensation structures pose risks that should be captured in the deposit insurance assessment program through higher deposit assessment rates.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Regulatory Reform. In June 2009, President Obama’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies, such as the Company, so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations, as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.4 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.4 million, the reserve requirement was $1.0 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past ten years. For its 2009 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

The Bank qualifies as a savings institution under the provisions of the Code and was therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings at December 31, 2009 and 2008, include approximately $6.9 million of such bad debt, which, in accordance with FASB ACS 740 “Accounting for Income Taxes,” is considered permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided.

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

Personnel

As of December 31, 2009, the Bank had 87 full-time employees and 23 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

On March 29, 2010, the Bank entered into a plea agreement with the United States Attorney’s Office for the District of New Jersey and the U.S. Department of Justice (collectively, the “United States”) to resolve a previously disclosed investigation into the Bank’s Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program. The plea agreement was approved by the Bank and the United States, and was accepted by the United States District Court for New Jersey.

Under the plea agreement, the Bank forfeited $5 million to the United States. In addition to the $5 million forfeiture, the Bank agreed to a consent order and payment of a civil money penalty of $5 million assessed concurrently by the OTS relating to the Bank’s BSA/AML compliance controls. The penalty does not require a separate payment to the OTS or United States from the amount forfeited pursuant to the plea agreement. There is a potential for additional losses regarding the United States investigation. Such additional losses would relate to potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by the Financial Crimes Enforcement Network (FinCEN), a part of the United States Treasury Department, and could have a material impact on the Company’s consolidated financial position, results of operations, and regulatory capital ratios. In addition, regardless of the outcome of the investigation, the Company may continue to incur substantial costs in dealing with these matters, which could continue to reduce the Company’s earnings.

Forensic audit of Pamrapo Service Corporation may disrupt our business, cause us to incur significant expenses and affect our financial statements for the current and prior periods.

As described in Part II, Item 9A, Controls and Procedures of this Form 10-K and Note 24 of the Notes to Consolidated Financial Statements in this Form 10-K, in August 2008, management became aware that certain commission payments from a third-party broker, which were payable to the Corporation, as required by its policies and procedures, were being paid directly to the manager of Pamrapo Service Corporation (the “Manager”). The direct payments to the Manager were made pursuant to a letter between a third-party broker and the president of the Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the board of directors of the Corporation, as required by its policies and procedures.

Following an internal inquiry into this matter, the Bank determined, based upon the knowledge and understanding at the time of the individuals who conducted the inquiries, that $270,357 was owed by the Manager to the Corporation for commissions paid directly to the Manager for the period from August 2007 to December 2008. The $270,357 was repaid by or on behalf of the Manager to the Corporation, and the Company recognized the amount of $270,357 in earnings during the fourth quarter of 2008.

On February 24, 2009, the Audit Committee of the Bank engaged independent forensic accountants to assist with an internal investigation of the business and financial records of the Corporation. On May 5, 2009, the independent forensic accountants issued a report to the Bank’s Audit Committee with respect to the results of their internal investigation (the “Report”). The Report indicates that, based upon the information presented to the forensic accountants on or before April 24, 2009 and the procedures that they performed, the forensic accountants determined that the Manager received funds in the form of commission income directly from broker-dealers and insurance carriers beginning in the year 2005 through his termination on February 12, 2009. According to the Report, the independent forensic accountants determined that, as of May 5, 2009, excluding the $270,357 previously paid to the Corporation, an additional $224,559 in commission revenue for the fiscal years 2005 through 2008 is due to the Corporation by the Manager and certain other individuals previously affiliated with the Corporation. Recovery of any of these amounts is subject to several contingencies, including any claims or defenses put forth by any person or entity that the Bank would choose to seek recovery from, including, but not limited to, the former Manager of the Corporation. The amounts are subject to change, based on the receipt of further information. Management has determined that the item is a gain contingency and, in accordance with FASB ASC 450 “Contingencies,” has not reflected any amounts in its consolidated financial statements as of December 31, 2009. If it is determined that the Corporation is in fact entitled to any of these amounts and they are in fact recovered, the amounts could be material to the Bank’s current and previously issued consolidated financial statements, and restatements of certain consolidated financial statements may be necessary.

The Report reflects the determinations of the independent forensic accountants, based upon information received and procedures performed through the date of the Report. Pamrapo’s management, board of directors and Audit Committee are still in the process of evaluating the Report and other information as it becomes available to determine additional amounts due, if any.

If we are unsuccessful in our effort to remediate our material weakness in our internal control over financial reporting over time, it may adversely impact our ability to report our financial condition and results of operations in the future.

As discussed in Part II, Item 9A, Controls and Procedures of this Form 10-K, due to a material weakness in our internal control over financial reporting, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2009. Although, we have taken, and are continuing to take, actions to remediate the weakness in internal control over financial reporting, if we are unsuccessful in our focused effort to permanently and effectively remediate the weakness over time, it may adversely impact our ability to report our financial condition and results of operations in the future accurately and in a timely manner, and may potentially adversely impact our reputation with stockholders.

The Bank is subject to two cease and desist orders, which could adversely affect us.

The Bank is subject to supervision and regulation by the OTS. As a regulated savings bank, the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. On January 21, 2010, the Bank consented to the Order issued by the OTS on the same date. The Order was issued as a result of matters relating to the Bank’s compliance with certain laws and regulations, and deficiencies in its operations and management. The Order requires the Bank to prepare and submit to the OTS an updated three-year business plan for calendar years 2010 to 2012, and to prepare and submit to the OTS a management plan. The Order also required the Bank to appoint, by April 15, 2010, at least three (3) new independent members to the Bank’s board of directors in the event that the sale or merger of the Bank is not completed by March 31, 2010. The Bank, pursuant to the Order, shall not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior permission of the OTS. The Order also requires the Bank to maintain adequate and effective internal controls and corporate governance policies, procedures and practices, including an internal audit program, an independent compliance oversight program, and an effective internal loan review program and to take certain other actions identified by the OTS in the Order. The Bank has already begun to implement several initiatives to enhance, among other things, its management and corporate governance in accordance with the requirements of the Order.

On September 26, 2008, the Bank consented to the 2008 Order. The 2008 Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters and to take certain other actions identified by the OTS in the 2008 Order. The Bank has and continues to take steps to remediate the deficiencies noted in the 2008 Order and to strengthen the Bank’s overall compliance programs, including initiatives implemented to enhance, among other things, the Bank’s BSA/AML Program and its Compliance Management Program. We cannot predict the further impact of the Order and the 2008 Order upon our business, financial condition or results of operations.

Any delay in completion of the Merger may significantly reduce the benefits expected to be obtained from the Merger.

In addition to the required regulatory clearances and approvals, the Merger is subject to a number of other conditions beyond the control of BCB and the Company that may prevent, delay or otherwise materially adversely affect its completion. BCB and the Company cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger may significantly reduce the synergies and other benefits that BCB and the Company expect to achieve if they successfully complete the Merger within the expected timeframe and integrate their respective businesses.

Failure to complete the Merger could negatively impact the share price and the future business results of the Company.

There is no assurance that conditions to completion of the Merger will be satisfied, including obtaining the necessary regulatory approvals. If the Merger is not completed for any reason, the price of the Company’s common stock and the future results of the Company could be adversely affected.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers and their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us. A further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Domestic economic conditions that negatively affect housing prices and demand, the job market and the demand for other goods and services have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

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

Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, equity/debt offerings and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to the Company, could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a reduction in its credit ratings, if any, an increase in costs of capital in financial capital markets, a decrease in the level of its business activity due to a market downturn or adverse regulatory action against the Company, or a decrease in depositor or investor confidence in it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely impact our growth strategy and prospects.

The Bank relies on deposits, advances from the FHLB-NY and other borrowings to fund its operations. In January 2010 the Bank was informed by the FHLB-NY about its decision to impose certain restrictions on the Bank’s credit activities. The Bank now is only able to do short term borrowings (30 days or less) and its eligibility to sell mortgage loans into the MPF Program has been suspended pending a determination by the FHLB-NY that the Bank again meets the eligibility requirements for participation in the MPF Program. The Bank’s line of credit with the FHLB-NY has not been reduced.

The Bank also recently was informed by the FRB-NY that the Bank (i) no longer qualifies for uncollateralized daylight credit, (ii) is no longer eligible to borrow under the FRB-NY Discount Window’s primary credit program, rather requests to borrow at the Window will be considered under the secondary credit program and granted on an overnight basis, and (iii) is now required to prefund its Automated Clearing House credit originations. As these restrictions continue to be in place, we could experience continuing or increased adverse effects on our growth strategy and prospects.

Although we consider our sources of funds adequate for our current capital needs, we may seek additional debt or equity capital in the future to achieve our long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt refinancing arrangements may require us to pledge some of our assets and enter into covenants that would restrict our ability to incur further indebtedness. There can be no assurance that additional financing sources, if sought, would be available to us or, if available, would be on terms favorable to us. If additional financing sources are unavailable or are not available on reasonable terms, our growth strategy and future prospects could be adversely affected.

Our business is subject to interest rate risk and variations in market interest rates may negatively affect our results of operations and financial condition.

We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	Inflation;

•	Recession;

•	Unemployment;

•	Monetary Policy; and

•	Domestic and international disorder and instability in domestic and foreign financial markets; and

•	Investor and consumer demand.

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

We may need to continue to increase our allowance for loan losses in material amounts. We have also experienced and may continue to experience increases in net charge-offs.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain an allowance for loan losses to provide for loan defaults and non-performance losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

Our allowance for loan losses is based on our historical loss experience, as well as an evaluation of the risks associated with our loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot provide assurance that we will not need to increase our allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

During the year ended December 31, 2009, we recorded a $4.0 million provision for loan losses and had net charge-offs of $2.1 million, compared to $1.6 million and $0.1 million respectively during the year ended December 31, 2008. This significant increase in the provision for loan losses is in response to two primary factors: first, the overall deterioration in the housing market in general in New Jersey which has caused an increase in the Bank’s non-performing loans, and second, an additional provision of $0.9 million for a commercial loan to a local hospital. The provision for loan losses included $0.3 million and $0.9 million in 2008 and 2009 respectively and $1.9 million in charge-offs in 2009 related to the above mentioned loan. We expect our loan loss provision to remain at elevated levels until non-performing assets and charge-offs improve.

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

Our business activities and credit exposure are concentrated in real estate lending in New Jersey. During 2009, the market for residential housing continued to experience dramatic declines, with falling home prices and increasing foreclosures. We significantly increased our provision for loan losses in fiscal year 2009. A further downturn in the New Jersey real estate market could hurt our business because the vast majority of our loans are secured by real estate located within New Jersey. If the significant decline in real estate values continues, especially in New Jersey, the collateral for our loans will provide increasingly less security. As a result, our ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in our allowance for loan losses.

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

As of January 12, 2010, William J. Campbell, our former President and Chief Executive Officer, owned approximately 12.18% of our outstanding common stock. As a result, he will have the ability to significantly influence the outcome of any other matters to be decided by a vote of stockholders.

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

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital.

In addition to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the EESA and the American Recovery and Reinvestment Act of 2009, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to (1) additional restrictions, oversight, reporting obligations and costs; and (2) compensation restrictions that limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

Higher FDIC deposit insurance premiums and assessments could adversely affect Pamrapo Bancorp’s financial condition.

The Bank’s FDIC insurance premiums have increased substantially in 2009. The Bank expects to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the Deposit Insurance Fund (“DIF”) and reduced the ratio of reserves to insured deposits. In order to restore the DIF reserve ratio to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009, which amounted to $263,000 for the Bank. Given the continued decline in the DIF balance, the FDIC may impose additional special emergency assessments in the future that will impact the Bank’s capital levels and earnings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Bank conducts its business through ten branch offices and one administrative office. Four offices have drive-up facilities. The Bank has eleven automatic teller machines at its branch facilities and four other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2009. The total net book value of the Bank’s premises and equipment at December 31, 2009 was $2.6 million.

Location	Year Office Opened	Net Book Value
		(In thousands)
Executive Office 591-597 Avenue C Bayonne, New Jersey	1985	$1,226
Branch Offices
611 Avenue C Bayonne, New Jersey	1984	548
155 Broadway Bayonne, New Jersey	1973	76
175 Broadway (1) Bayonne, New Jersey	1985	—
861 Broadway Bayonne, New Jersey	1962	55
987 Broadway Bayonne, New Jersey	1977	197
1475 Bergen Boulevard (1)(2) Fort Lee, New Jersey	1990	—
544 Broadway (1) Bayonne, New Jersey	1995	4
401 Washington Street (1) Hoboken, New Jersey	1990	—
473 Spotswood Englishtown Road (1) Monroe, New Jersey	1998	—
181 Avenue A (1) Bayonne, New Jersey	2004	74
211-A Washington Street (1) Jersey City, New Jersey	2006	108

Net book value of properties		2,288
Furnishings and equipment (3)		327

Total premises and equipment		$2,615

(1)	Leased Property.
(2)	Sold to NewBank, Flushing, New York, on March 6, 2009.
(3)	Includes off-site ATMs.

Item 3. Legal Proceedings.

On March 29, 2010, the Bank entered into a plea agreement with the United States to resolve a previously disclosed investigation into the Bank’s BSA/AML compliance program. The plea agreement was approved by the Bank and the United States, and was accepted by the United States District Court for New Jersey.

Under the agreement, the Bank pleaded guilty to a criminal information charging it with a single count of conspiracy to fail to file Currency Transaction Reports and Suspicious Activity Reports and to fail to establish an adequate anti-money laundering program as required by the Bank Secrecy Act and its implementing regulations (the “Information”). The Bank forfeited $5 million to the United States.

According to the terms of the plea, the United States has agreed that it will not bring any additional criminal charges against the Bank in connection with the criminal conduct alleged in the Information. The plea agreement reflects that the Bank has fully cooperated with the criminal investigation. The Bank continues to cooperate fully with the criminal investigation. On March 29, 2010, the Bank agreed to a consent order and payment of a civil money penalty of $5 million assessed concurrently by the OTS relating to the Bank’s BSA/AML compliance controls. The penalty does not require a separate payment to the OTS or United States from the amount forfeited pursuant to the agreement with the United States. The Bank has not yet entered into a consent order with the FinCEN.

Reserves totalling $5 million for the forfeiture and the concurrent OTS civil money penalty were previously established by the Bank as reported in Forms 8-K filed with the Securities and Exchange Commission on June 23, 2009 and December 7, 2009.

Class Action Lawsuit. On July 8, 2009, certain stockholders filed a purported class action lawsuit seeking relief with respect to the Merger. On December 8, 2009, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin the special meeting previously scheduled for December 22, 2009 until the Company disseminated an amendment to the respective proxy statement that provided certain information that the plaintiffs asserted was material. The supplemental disclosures, were made by the Company on January 1, 2010 pursuant to an agreement with the plaintiffs, whereby the plaintiffs agreed to withdraw their pending motion for injunctive relief in relation to the merger (but not any claims for money damages) provided that the Company included the supplemental disclosures. On February 11, 2010, the stockholders voted to approve the Merger and adopt the Merger Agreement.

William Campbell’s Lawsuit. On December 2, 2009, William J. Campbell, who is the largest stockholder of the Company and was the Bank’s former President and Chief Executive Officer from 1970 until February 13, 2009, filed a complaint in the Superior Court of New Jersey in Hudson County against the Company, the Bank, and each of its directors. The complaint alleged, among other things, that the Company’s directors were in breach of their fiduciary duties to stockholders in connection with the Company’s entry into the merger agreement. Additionally, the complaint alleged that the Company failed to disclose that Kenneth Poesl and Robert Doria, former directors of BCB and now directors of the Company, still own BCB stock. The complaint sought, among other things, for the Court to award unspecified money damages to Mr. Campbell and enjoin the defendants from consummating the transactions contemplated by the merger agreement and to award the plaintiff attorneys’ fees and expenses incurred in bringing the lawsuit. Mr. Campbell simultaneously filed an Order to Show Cause Seeking Preliminary Injunction. Mr. Campbell’s lawsuit was identified as a related case to the pending, and previously mentioned, consolidated purported class action lawsuit.

On December 16, 2009, the Superior Court of New Jersey, Chancery Division entered an Order enjoining Pamrapo from conducting its special meeting of stockholders on December 22, 2009 or otherwise consummating the merger until further order of the court and ordering that the special meeting be conducted on February 11, 2010.

On February 11, 2010 the stockholders voted to approve the Merger and adopt the Merger Agreement and on February 16, 2010, the Superior Court of New Jersey, Hudson County, Chancery Division, entered an Order dissolving its injunction against the consummation and closing of the merger between Pamrapo and BCB Bancorp, Inc.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock, Prices and Dividends Market

Pamrapo Bancorp, Inc.’s common stock trades on The NASDAQ GM under the symbol “PBCI”. At March 18, 2010, the number of common stockholders of record was 1,400 and the number of outstanding shares of common stock was 4,935,542.

The following table sets for the high and low closing sales price per common share for the periods indicated.

	Closing Prices
Quarter Ended	High	Low
March 31, 2008	$20.43	$14.36
June 30, 2008	16.62	14.27
September 30, 2008	15.50	10.20
December 31, 2008	10.92	7.36
March 31, 2009	8.16	5.20
June 30, 2009	10.80	7.25
September 30, 2009	9.64	6.08
December 31, 2009	7.90	6.63

Dividends were paid as follows:
March, 2008	.23
June, 2008	.23
September, 2008	.23
December, 2008	.15
March, 2009	.15
June, 2009	.11
September, 2009	.00
December, 2009	.00

On August 27, 2009, the Company announced that its board of directors has decided to suspend the Company’s regular cash dividends on its common stock, including the dividend for the third quarter of 2009, until further notice. Future dividend policy will be determined by the Board of Directors after giving consideration to the Company’s financial condition, results of operations, tax status, industry standards, economic conditions and other factors. Dividends will also depend upon dividend payments by the Bank to the Company, which is its primary source of income. The Board may also consider the payment of stock dividends from time to time, in addition to, or in lieu of cash dividends.

Under federal regulations, the Bank may not declare or pay a cash dividend on any of its common stock if the effect thereof would cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision (“OTS”). The Bank must provide at least 60 days advance notice to the OTS before declaring a dividend.

The following table contains information about the Company’s purchases of its common stock during the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information relating to Equity Compensation Plans is incorporated herein by reference to Item 12 – “Equity Compensation Plan Information”—in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
October 1, 2009 to October 31, 2009	—	$—	—	248,156
November 1, 2009 to November 31, 2009	—	—	—	248,156
December 1, 2009 to December 31, 2009	—	—	—	248,156

(1)	As of December 31, 2009.
(2)	The Company’s share repurchase program that authorized the Company to purchase up to 256,000 shares of common stock was announced on August 22, 2000. On February 3, 2009, the Company announced a new stock repurchase program, which authorizes the repurchase of up to 5% of its outstanding common stock, or approximately 246,700 shares. Unless modified or revoked by the Company’s Board of Directors, the authorizations do not expire.
(3)	If the Company repurchases shares of its common stock, the Company intends to complete the original authorization with 1,456 shares remaining before purchasing additional shares pursuant to the new authorization.

Item 6. Selected Financial Data.

Selected Consolidated Financial Condition and Operating Data of the Company

The following consolidated financial data is derived in part from the consolidated financial statements of the Company as of and for the five years ended December 31, 2009. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements of the Company and related notes included in this Annual Report on Form 10-K.

	At December 31,
Financial condition data:	2005	2006	2007	2008	2009
	(In Thousands)
Total amount of:
Assets	$646,086	$636,560	$657,428	$598,012	$557,800
Loans receivable	438,250	454,859	439,053	437,554	421,049
Securities available for sale	3,321	1,170	917	771	712
Mortgage-backed securities	167,009	141,053	123,907	117,428	87,751
Investment securities	10,287	9,168	10,377	11,350	11,337
Deposits	474,003	469,941	507,961	443,999	444,492
Advances and other borrowed money	106,400	101,000	84,000	89,500	51,000
Stockholders’ equity	58,616	58,568	58,639	54,678	48,235

	Year Ended December 31,
Operating data:	2005	2006	2007	2008	2009
	(In Thousands)
Interest income	$36,517	$37,537	$37,102	$35,215	$31,727
Interest expense	12,430	15,981	18,082	15,405	11,491

Net interest income	24,087	21,556	19,020	19,810	20,237
Provision for loan losses	110	—	670	1,630	4,025
Non-interest income	2,541	2,798	2,347	2,423	2,046
Non-interest expenses	13,543	13,884	13,841	16,420	25,560
Income taxes	5,011	3,928	2,504	1,724	(697)

Net income (loss)	7,964	6,542	4,352	2,459	(6,606)

Net income (loss) per share
Basic	$1.60	$1.31	$0.87	$0.49	$(1.34)
Diluted	1.60	1.31	0.87	0.49	(1.34)

Dividends per share	$.88	$.92	$0.92	$0.84	$0.26

Dividend payout ratio	54.97%	69.97%	105.18%	169.70%	—

Selected Consolidated Financial Condition and Operating Data of the Company

	As of or For Year Ended December 31,
Selected Financial Ratios	2005	2006	2007	2008	2009
Return on average assets	1.24%	1.02%	0.69%	0.40%	(1.14)%
Return on average equity	14.06%	10.95%	7.35%	4.22%	(12.64)%
Average equity/average assets	8.82%	9.29%	9.37%	9.44%	9.03%
Interest rate spread	3.52%	3.00%	2.56%	2.83%	3.21%
Net yield on average interest-earning assets	3.84%	3.43%	3.07%	3.28%	3.58%
Non-interest expenses to average assets	2.11%	2.16%	2.19%	2.66%	4.41%
Equity/total assets	9.07%	9.20%	8.92%	9.14%	8.89%
Capital ratios:
Tangible	8.18%	8.59%	8.43%	9.14%	8.89%
Core	8.18%	8.59%	8.43%	9.14%	8.89%
Risk-based	15.25%	15.68%	15.82%	15.25%	14.63%
Non-performing loans to total assets	0.30%	0.36%	0.83%	1.81%	4.04%
Non-performing loans to loans receivable	0.44%	0.50%	1.25%	2.44%	5.28%
Non-performing assets to total assets	0.30%	0.36%	0.91%	1.88%	4.11%
Allowance for loan losses to non-performing loans	139.93%	116.32%	57.54%	43.12%	29.23%
Average interest-earning assets/average interest-bearing liabilities	1.16x	1.17x	1.17x	1.18x	1.18x
Net interest income after provision for loan losses to non-interest expenses	1.77x	1.55x	1.33x	1.11x	.63x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company owns 100% of the issued and outstanding stock of the Bank, which is the primary asset of the Company. The Company’s business is conducted principally through the Bank.

The Bank’s principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family, owner occupied residential mortgage loans. In addition, in times of low loan demand, the Bank will invest in mortgage-backed securities to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, home equity and second mortgage loans, consumer loans and commercial loans. The earnings of the Bank depend primarily upon the level of net interest income, which is the difference between the interest earned on assets such as loans, mortgage-backed securities, investments and other interest-earning assets, and the interest paid on liabilities such as deposits and borrowings. Net interest income is affected by many factors, including regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flow. Net interest income is also affected by the amount, composition and relative interest rates of the Bank’s assets and liabilities and by the repricing of such assets and liabilities. The Bank is vulnerable to interest rate fluctuations to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets. Such asset/liability structure may result in lower net interest income during periods of rising interest rates and may be beneficial in times of declining interest rates. The Bank’s net income is also affected by provisions for loan losses, non-interest income, non-interest expenses and income taxes.

Critical Accounting Estimates

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience in the loan portfolio, economic conditions, collateral values, and other factors related to the collectability of the loan portfolio. Since there has been no material change in the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans.

We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages are based on loan types and classification status. The loss allowance is established by applying a loss percentage factor to the different types of loans. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

Deferred Income Taxes. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized.

Pension Plan Assumptions. Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of FASB ASC 715 “Compensation—Retirement Benefits” and FASB ASC 960 “Plan Accounting—Defined Benefit Pension Plan.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability, including the primary employee demographics such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 11 to the Consolidated Financial Statements.

“Other Than Temporary” Impairment of Investment Securities. Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other than temporary.” The determination of whether or not “other than temporary” impairment exists is a matter of judgment. Management reviews its investment securities portfolio regularly for possible impairment that is “other than temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance.

Changes In Financial Condition

The Company’s consolidated assets at December 31, 2009 totaled $557.8 million, which represents a decrease of $40.2 million or 6.7% when compared to $598.0 million at December 31, 2008. This decrease is primarily the result of decreases in loans receivable and mortgage backed securities.

Securities available for sale decreased $59,000 or 7.7% to $712,000 at December 31, 2009 when compared to $771,000 at December 31, 2008. The decrease during the year ended December 31, 2009 resulted primarily from principal repayments of $103,000 on securities available for sale, partly offset by a decrease of $44,000 in unrealized losses.

Investment securities held to maturity decreased $13,000 or 0.1% to $11.3 million at December 31, 2009.

Mortgage-backed securities held to maturity decreased $29.6 million or 25.2% to $87.8 million at December 31, 2009 from $117.4 million at December 31, 2008. The decrease during the year ended December 31, 2009 resulted from principal repayments of mortgage-backed securities.

Net loans amounted to $421.0 million and $437.6 million at December 31, 2009 and 2008, respectively, which represents a decrease of $16.6 million or 3.8%, primarily due to loan repayments of $67.9 million which exceeded loan originations by $13.5 million. An increase in the allowance for loan losses of $1.9 million also contributed to the current year decrease in the net loans receivable.

Foreclosed real estate amounted to $384,000 and $426,000 at December 31, 2009 and 2008, respectively, which represents a decrease of $42,000 or 10%, resulting from a 10% writedown in asset value. Total deposits at December 31, 2009 increased $500,000 or .1% to $444.5 million compared to $444.0 million at December 31, 2008.

Advances from the FHLB-NY totaled $51.0 million and $89.5 million at December 31, 2009 and 2008, respectively. The decrease of $38.5 million or 43.0% during the year ending December 31, 2009 resulted from repayments of advances and overnight borrowings to FHLB-NY.

Stockholder’s equity amounted to $48.2 million and $54.7 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, respectively, a net loss of $6.6 million and net income of $2.5 million, respectively, were recorded and cash dividends of $1.3 million and $4.2 million, respectively, were paid on the Company’s common stock. Accumulated other comprehensive loss decreased $1.4 million net of taxes, or 45.2% to $1.7 million at December 31, 2009 from $3.1 million at December 31, 2008, primarily due to adjustments pertaining to the Bank’s defined benefit plans liabilities.

Results of Operations For The Years Ended December 31, 2009 and 2008

Net Income (Loss)

The net loss for the year ended December 31, 2009 totaled $6.6 million as compared to net income of $2.5 million for the year ended December 31, 2008, or a decrease of $9.1 million. This decrease resulted primarily from a $9.1 million increase in total non-interest expenses and a $2.4 million increase in the provision for loan losses, partly offset by a decrease in income taxes of $2.4 million. The $9.1 million increase in total non-interest expenses was primarily driven by a $5.0 million litigation loss reserve accrued in 2009, a $2.1 million increase in professional fees and a $1.4 million increase in FDIC premiums.

The increase in professional fees during the 2009 fiscal year, as compared to the 2008 fiscal year, was predominately due to expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation, and fees paid to consultants that the Bank engaged as a result of the 2008 Order.

FDIC premiums increased as a result of an increase in premium rates, the depletion of assessment credits previously in effect and a special assessment during the quarter ended June 30, 2009 of $270,000.

The increase in the provision for loan losses during the 2009 fiscal year, as compared to the 2008 fiscal year was primarily due to an increase in the Bank’s non-performing loans, which were $22.6 million at December 31, 2009 compared to $10.8 million at December 31, 2008.

Interest Income

Interest income on loans during the year ended December 31, 2009 decreased by $1.8 million or 6.5% to $25.9 million when compared with $27.7 million during 2008. The decrease during the 2009 period resulted from a decrease of $7.7 million or 1.8% in the average balance of loans outstanding, along with a decrease of 32 basis points in the yield earned on loans. During the years ended December 31, 2009 and 2008, the yield earned on the loan portfolio was 6.08% and 6.40%, respectively. The average balance on loans outstanding during the years ended December 31, 2009 and 2008 totaled $425.9 million and $433.7 million, respectively.

Interest on mortgage-backed securities decreased $989,000 or 17.5% to $4.7 million during the year ended December 31, 2009, when compared with $5.6 million for 2008. During the years ended December 31, 2009 and 2008, the average balance on mortgage-backed securities totaled $102.8 million and $124.0 million, respectively, resulting in a net decrease of $21.2 million or 17.1%. The yield earned on the mortgage-backed securities was 4.53% and 4.55% during 2009 and 2008, respectively. Interest earned on investments securities increased by $78,000 or 9.2% to $929,000 during the year ended December 31, 2009, when compared to $851,000 in 2008. The increase during the year ended December 31, 2009 resulted from an increase of $463,000 or 4.1% in the average balance of the investment securities portfolio, along with an increase of 37 basis points in the yield on the portfolio from 7.57% in 2008 to 7.94% in 2009.

Interest on other interest-earning assets decreased by $746,000 or 76.9% to $224,000 during the year ended December 31, 2009, when compared to $970,000 during 2008. The decrease during the year ended December 31, 2009 resulted from a decrease of 187 basis points in the yield on the other interest-earning assets portfolio from 2.78% in 2008 to .91% in 2009 and a decrease of $10.3 million or 29.4% in the average balance of the other interest-earning assets portfolio.

Interest Expense

Interest expense on deposits decreased $3.2 million or 27.9% to $8.3 million during the year ended December 31, 2009, when compared to $11.5 million during 2008. This decrease was primarily attributable to a decrease of 62 basis points in the average cost of interest-bearing deposits to 2.03% in 2009 from 2.65% for 2008, along with a decrease of $24.8 million or 5.7% in the average balance of interest-bearing deposits outstanding. Interest expense on advances from the FHLB and overnight borrowings decreased $706,000 or 18.1% to $3.2 million during the year ended December 31, 2009, when compared with $3.9 million during 2008. The decrease during 2009 was attributable to a decrease of $10.5 million or 13.4% in the average balance of advances and overnight borrowings outstanding, in addition to a decrease of 28 basis points in the cost of advances and overnight borrowings from 4.99% for 2008 to 4.71% for 2009.

Net Interest Income

Net interest income for the year ended December 31, 2009 increased $427,000 or 2.2% to $20.2 million for 2009 as compared to $19.8 million for 2008. The Bank’s net interest rate spread increased from 2.83% in 2008 to 3.21% in 2009. The increase in net interest rate spread primarily resulted from a 60 point decrease in the cost of interest-bearing liabilities from 3.01% in 2008 to 2.41% in 2009, sufficient to offset a 22 point decrease in the yield of average interest-earning assets from 5.83% in 2008 to 5.61% in 2009. The average balance of interest-earning assets amounted to $565.1 million in 2009 and $603.8 in 2008 and the average balance of interest-bearing liabilities amounted to $477.3 million in 2009 and $512.5 million in 2008.

Provision For Loan Losses

During the years ended December 31, 2009 and 2008, the Bank provided $4.0 million and $1.6 million, respectively, as a provision for loan losses. The $2.4 million increase in the provision for loan losses, from the 2008 to the 2009 period, was primarily due to a deterioration in the housing market in general in New Jersey, and an increase in the Bank’s non-performing loans, which were $22.6 million at December 31, 2009 compared to $10.8 million at December 31, 2008.

During the twelve months ended December 31, 2009 and 2008, the Bank charged off $2.1 million and $124,000, respectively. There were also no recoveries during either period. Included in the $2.1 million amount charged off in 2009 was $1.9 million for a commercial loan to a local hospital. In October 2006, $1.0 million of the total $3.0 million due on the loan was paid and the remaining contractual balance of approximately $1.9 million was secured by a mortgage on real estate. The $1.9 million was due on June 1, 2007. The repayment of the loan was subject to bankruptcy proceedings. In September 2008, the creditor’s committee for the hospital filed a complaint against the Bank seeking to recover the $1.0 million previously paid on the loan and to set aside the mortgage securing the $1.9 million still owed to the Bank, charging that the payment and the mortgage were “avoidable preferences.”

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

In November 2009, the parties in the litigation filed motions for summary judgment. On December 29, 2009, the Bankruptcy Court ruled in favor of the Bank and against the creditor’s committee motion to recover from the Bank the $1.0 million previously paid on the loan in October 2006. On that same date, the Court also ruled in favor of the Liquidating Trustee on the mortgage, ruling that the Bank does not have a security interest in the property. As a result, the Bank is deemed an unsecured creditor with a lower priority in the future distribution from the Liquidating Trustee, who will be entitled to the sum of approximately $1.5 million, which is currently held in escrow, along with other funds that are being held by the Liquidating Trustee pending the resolution of the bankruptcy proceedings. The Liquidating Trustee will distribute such funds, including the Bank’s proportion of its $1.9 million claim, at a yet to be determined date. Based on the fact that the Bank is deemed an unsecured creditor with a lower priority in the future distribution from the Liquidating Trustee, the Company’s board of directors decided on January 20, 2010 to write off the full amount of this loan as of December 31, 2009.

The allowance for loan losses amounted to $6.6 million at December 31, 2009, representing 1.54% of total loans and 29.2% of loans delinquent ninety days or more, and $4.7 million at December 31, 2008, representing 1.05% of total loans and 43.15% of loans delinquent ninety days or more. Economic conditions deteriorated in New Jersey, as evidenced by an increase in unemployment, a reduction in the number of home sales and weak consumer confidence.

The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general economic and real estate market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general economic and real estate market conditions. Management believes that the allowance for loan losses totaling $6.6 million, is sufficient to absorb estimated losses inherent in the portfolio.

Non-Interest Income

Non-interest income decreased by $378,000 or 15.6% during the year ended December 31, 2009, to $2.0 million, as compared to $2.4 million during the year ended December 31, 2008. This change resulted from decreases in commissions from sale of financial products of $770,000 and fees and service charges in the amount of $120,000, partly offset by a gain on the sale of a branch in the amount of $492,000 in March, 2009 and an increase in other non-interest income in the amount of $20,000. The decrease in commissions from sale of financial products was primarily due to management’s decision to eliminate the sale of financial products to the general public in April of 2009 as a result of the on-going investigation in connection with these commissions as described below.

In August 2008, management became aware that certain commission payments from a third-party broker, which were payable to the Corporation, as required by its policies and procedures, were being paid directly to the Manager. The direct payments to the Manager were made pursuant to a letter between a third-party broker and the president of the Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the board of directors of Pamrapo Service Corporation, as required by its policies and procedures.

Following an internal inquiry into this matter, the Bank determined, based upon the knowledge and understanding at the time of the individuals who conducted the inquiries, that $270,357 was owed by the Manager to the Corporation for commissions paid directly to the Manager for the period from August 2007 to December 2008. The $270,357 was repaid by or on behalf of the Manager to the Corporation, and the Company recognized the amount of $270,357 in earnings during the fourth quarter of 2008.

On February 24, 2009, the Audit Committee of the Bank engaged independent forensic accountants to assist with an internal investigation of the business and financial records of the Corporation. On May 5, 2009, the independent forensic accountants issued a report to the Bank’s Audit Committee with respect to the results of their internal investigation (the “Report”). The Report indicates that, based upon the information presented to the forensic accountants on or before April 24, 2009 and the procedures that they performed, the forensic accountants determined that the Manager received funds in the form of commission income directly from broker-dealers and insurance carriers beginning in the year 2005 through his termination on February 12, 2009. According to the Report, the independent forensic accountants determined that, as of May 5, 2009, excluding the

$270,357 previously paid to the Corporation, an additional $224,559 in commission revenue for the fiscal years 2005 through 2008 is due to the Corporation by the Manager and certain other individuals previously affiliated with the Corporation. Recovery of any of these amounts is subject to several contingencies, including any claims or defenses put forth by any person or entity that the Bank would choose to seek recovery from, including, but not limited to, the former Manager of the Corporation. The amounts are subject to change, based on the receipt of further information. Management has determined that the item is a gain contingency and, in accordance with FASB ASC 450 “Contingencies,” has not reflected any amounts in its consolidated financial statements as of December 31, 2009. If it is determined that the Corporation is in fact entitled to any of these amounts and they are in fact recovered, the amounts could be material to the Bank’s current and previously issued consolidated financial statements, and restatements of certain consolidated financial statements may be necessary.

Non-Interest Expenses

Non-interest expenses increased by $9.1 million or 55.7% to $25.6 million during the year ended December 31, 2009, when compared with $16.5 million during 2008. Litigation loss reserve, professional fees, federal deposit insurance premiums and merger-related costs increased $5.0 million, $2.1 million, $1.4 million and $0.9 million, respectively, when compared with 2008.

In connection with the investigation conducted by the United States, on March 29, 2010, the Bank agreed to a consent order and payment of a civil money penalty of $5 million assessed concurrently by the OTS relating to the Bank’s BSA/AML compliance controls. The penalty does not require a separate payment to the OTS or United States from the amount forfeited pursuant to the agreement with the United States. The Bank has not yet entered into a consent order with the FinCEN. It is possible that the Bank will incur material losses in addition to the $5.0 million forfeiture paid to the United States; however the Bank is not able to reasonably estimate additional losses at this time. These additional losses relate to potential further criminal forfeitures and potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by FinCEN.

The increase in professional fees during the year ended December 31, 2009, as compared to the same 2008 period, was predominately due to expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the U.S. Attorney’s Office and fees paid to consultants that the Bank engaged as a result of the 2008 Order.

FDIC premiums increased as a result of an increase in premium rates, the depletion of assessment credits previously in effect and a special assessment during the quarter ended June 30, 2009 of $263,000.

Income Taxes

Income taxes for the year ended December 31, 2009 reflected a benefit of $697,000, representing an effective tax benefit rate of 9.55% as compared to an expense of $1.7 million for 2008, representing an effective tax rate of 41.21%. The decrease during the 2009 period resulted primarily from a decrease in pre-tax income of $11.5 million, which included a non-deductable litigation loss reserve of $5.0 million and non-deductible merger costs of $0.3 million.

Results of Operations For The Years Ended December 31, 2008 and 2007

Net Income

Net income decreased by $1.9 million or 43.18% to $2.5 million during the year ended December 31, 2008 when compared to $4.4 million for the year ended December 31, 2007. The decrease in net income during the 2008 period was primarily due to an increase in total non-interest expenses of $2.6 million and a provision for loan losses of $960,000, along with a decrease in total interest income of $1.9 million, which more than offset an increase in total non-interest income of $76,000 and decreases in total interest expense of $2.7 million and income taxes of $779,000.

Interest Income

Interest income on loans during the year ended December 31, 2008 decreased by $1.1 million or 3.82% to $27.7 million when compared to $28.8 million during 2007. During the years ended December 31, 2008 and 2007, the yield earned on the loan portfolio was 6.40% and 6.49%, respectively. The average balance of loans outstanding during the years ended December 31, 2008 and 2007, totaled $433.7 million and $444.4 million, respectively.

Interest on mortgage-backed securities decreased $356,000 or 5.93% during the year ended December 31, 2008 to $5.6 million compared to $6.0 million for 2007. During the years ended December 31, 2008 and 2007, the average balance of mortgage-backed securities totaled $124.0 million and $133.1 million, respectively, resulting in a net decrease of $9.1 million or 6.84%. The yield earned on the mortgage-backed securities portfolio was 4.55% and 4.51% during 2008 and 2007, respectively. Interest earned on investment securities increased by $156,000 or 22.45% to $851,000 for the year ended December 31, 2008, when compared to $695,000 for 2007. The increase during the year ended December 31, 2008 resulted from an increase of $1.1 million, or 10.89%, in the average balance of the investment securities portfolio, along with an increase of sixty-seven basis points in the yield earned on the investment securities portfolio from 6.90% in 2007 to 7.57% in 2008. Interest on other interest-earning assets decreased by $596,000 or 38.06% to $970,000 for the year ended December 31, 2008, when compared to $1.6 million for 2007. The decrease during the year ended December 31, 2008, resulted from a decrease of two-hundred eleven basis points in the yield earned on the other interest-earning assets portfolio from 4.89% in 2007 to 2.78% in 2008, which more than offset an increase of $2.9 million in the average balance of the other interest-earning assets portfolio.

Interest Expense

Interest on deposits decreased $2.2 million or 16.06% to $11.5 million during the year ended December 31, 2008 compared to $13.7 million for 2007. The decrease during 2008 was attributable to a decrease of forty-nine basis points in the Bank’s average cost of interest bearing deposits to 2.65% for 2008 from 3.14% for 2007, along with a decrease of $1.7 million or 0.39% in the average balance of interest-bearing deposits outstanding. Interest on advances and other borrowed money decreased $491,000 or 11.20% to $3.9 million during the year ended December 31, 2008 compared to $4.4 million for 2007. The decrease during 2008 was attributable to a decrease of $13.2 million or 14.46% in the average balance of advances and other borrowed money, which more than offset an increase of nineteen basis points in the Bank’s cost of borrowings from 4.80% for 2007 to 4.99% for 2008.

Net Interest Income

Net interest income for the year ended December 31, 2008 increased $790,000 or 4.15% to $19.8 million for 2008 as compared to $19.0 million for 2007. The Bank’s net interest rate spread increased from 2.56% in 2007 to 2.83% in 2008 and its interest rate margin increased from 3.07% in 2007 to 3.28% in 2008. The increase in net interest rate spread primarily resulted from a forty-two basis point decrease in the cost of interest-bearing liabilities from 3.43% in 2007 to 3.01% in 2008, sufficient to offset a sixteen basis point decrease in the yield of average interest-earning assets from 5.99% in 2007 to 5.83% in 2008. The average balance of interest-earning assets amounted to $603.8 million in 2008 and $619.6 million in 2007 and the average balance of interest-bearing liabilities amounted to $512.5 million in 2008 and $527.5 million in 2007.

Provision For Loan Losses

During the years ended December 31, 2008 and 2007, the Bank provided $1.6 million and $670,000, respectively, for loan losses. At December 31, 2008 and 2007, the Bank’s loan portfolio included loans totaling $10.8 million and $5.5 million, respectively, which were delinquent ninety days or more. Included in the December 31, 2008 and 2007 total delinquent loans is the Bank’s largest non-accruing commercial loan of $1.9 million to a local hospital. The allowance for loan losses in 2008 included $941,000 relative to recording a provision of approximately 50% of the amount of the loan to the local hospital. For the reasons mentioned before, the Company’s board of directors decided on January 20, 2010 to record a provision and to write off the remaining net loan balance of $941,000 as of December 31, 2009.

The Bank maintains an allowance for loan losses based on management’s evaluation of the risk inherent in its loan portfolio, which gives due consideration to changes in general market conditions and in the nature and volume of the Bank’s loan activity. The allowance for loan losses amounted to $4.66 million at December 31, 2008, representing 1.05% of total loans and 43.15% of loans delinquent ninety days or more, compared to an allowance of $3.15 million at December 31, 2007, representing 0.71% of total loans and 57.54% of loans delinquent ninety days or more. During the years ended December 31, 2008 and 2007, the Bank charged off loans aggregating $124,000 and $270,000, respectively, and recoveries totaled $0 and $104,000, respectively. The Bank monitors its loan portfolio and intends to continue to provide for loan losses based on its ongoing periodic review of the loan portfolio and general market conditions.

Non-Interest Income

Non-interest income increased by $76,000 or 3.30% to $2.4 million during the year ended December 31, 2008 as compared to $2.3 million for 2007. The increase in non-interest income during 2008 resulted primarily from increases in other income of $131,000, sufficient to offset decreases in fees and service charges of $10,000 and commissions from sale of financial products of $45,000.

Commissions from sale of financial products includes commissions received by Pamrapo Service Corporation (“Corporation”), a wholly-owned subsidiary of the Bank, due to the sale of products such as securities, life insurance, and annuities. Commissions received related to securities are received from a third-party broker dealer. Pursuant to the Corporation’s policies, such commissions are to be paid directly to the Corporation, which, in conjunction with the Bank, then determines the amount of commission payments to be made to the Corporation’s employees and agents.

In August 2008, management became aware that certain commission payments from a third-party broker, which were payable to Pamrapo Service Corporation, as required by its policies and procedures, were being paid directly to the manager of Pamrapo Service Corporation (the “Manager”). The direct payments to the Manager were made pursuant to a letter between a third-party broker and the president of Pamrapo Service Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the board of directors of Pamrapo Service Corporation, as required by its policies and procedures.

Following an internal inquiry into this matter, the Bank determined, based upon the knowledge and understanding at the time of the individuals who conducted the inquiries, that $270,357 was owed by the Manager to the Pamrapo Service Corporation for commissions paid directly to the Manager for the period from August 2007 to December 2008. The $270,357 was repaid by or on behalf of the Manager to the Pamrapo Service Corporation, and the Company recognized the amount of $270,357 in earnings during the fourth quarter of 2008.

On February 24, 2009, the Audit Committee of the Bank engaged independent forensic accountants to assist with an internal investigation of the business and financial records of the Corporation. On May 5, 2009, the independent forensic accountants issued a report to the Bank’s Audit Committee with respect to the results of their internal investigation (the “Report”). The Report indicates that, based upon the information presented to the forensic accountants on or before April 24, 2009 and the procedures that they performed, the forensic accountants determined that the Manager received funds in the form of commission income directly from broker-dealers and insurance carriers beginning in the year 2005 through his termination on February 12, 2009. According to the Report, the independent forensic accountants determined that, as of May 5, 2009, excluding the $270,357 previously paid to the Corporation, an additional $224,559 in commission revenue for the fiscal years 2005 through 2008 is due to the Corporation by the Manager and certain other individuals previously affiliated with the Corporation. Recovery of any of these amounts is subject to several contingencies, including any claims or defenses put forth by any person or entity that the Bank would choose to seek recovery from, including, but not limited to, the former Manager of the Corporation. The amounts are subject to change, based on the receipt of further information. Management has determined that the item is a gain contingency and, in accordance with FASB ASC 450 “Contingencies,” has not reflected any amounts in its consolidated financial statements as of December 31, 2009. If it is determined that the Corporation is in fact entitled to any of these amounts and they are in fact recovered, the amounts could be material to the Bank’s current and previously issued consolidated financial statements, and restatements of certain consolidated financial statements may be necessary.

Non-Interest Expenses

Non-interest expenses increased $2.6 million or 18.84% to $16.4 million during the year ended December 31, 2008 compared to $13.8 million for 2007. During the year ended December 31, 2008, salaries and employee benefits, net occupancy expense of premises, equipment, professional fees, loss on foreclosed real estate and other expenses increased $314,000, $92,000, $37,000, $2,028,000, $92,000 and $27,000 respectively, which more than offset a decrease in advertising expense of $12,000. The increase in professional fees was predominately due to fees paid to consultants that the Bank engaged as a result of the cease and desist order issued by the Office of Thrift Supervision (“OTS”), effective September 26, 2008.

Income Taxes

Income tax expense totaled $1.7 million, representing an effective tax rate of 41.21%, and $2.5 million, representing an effective tax rate of 36.52% during the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 resulted from a decrease in pre-tax income of $2.7 million.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, amortization and prepayments of loan and mortgage-backed securities principal, FHLB-NY advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturities of investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation by the OTS regulations. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. In addition, the Bank invests its excess funds in federal funds and interest-bearing deposits with the FHLB-NY, which provides liquidity to meet lending requirements.

In January 2010, the FHLB-NY imposed certain restrictions on the Bank’s credit activities. The Bank now is only able to do short term borrowings (30 days or less) and its eligibility to sell mortgage loans into the Mortgage Partnership Finance (“MPF”) Program has been suspended pending a determination by the FHLB-NY that the Bank again meets the eligibility requirements for participation in the MPF Program. The Bank’s line of credit with the FHLB-NY has not been reduced. As of January 5, 2010, borrowings must be secured by mortgage-backed securities or specific mortgage loans, rather than by mortgage-backed securities or blanket mortgage loans. As of March 25, 2010, the Company had $30.1 million of mortgage-backed security pledges in excess of amounts borrowed.

In January, the FRB-NY informed the Bank that it (i) no longer qualifies for uncollateralized daylight credit, (ii) is no longer eligible to borrow under the FRB-NY Discount Window’s primary credit program, rather requests to borrow at the Window will be considered under the secondary credit program and granted on an overnight basis, and (iii) is now required to prefund its Automated Clearing House credit originations.

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Cash was generated by operating activities in each of the above periods. The primary source of cash from operating activities during each period was net income (loss), adjusted for non-cash items and working capital changes.

The primary sources of investing activities of the Bank are lending and investment in mortgage-backed securities. In addition to funding new loan production and the purchase of mortgage-backed securities through operations and financing activities, new loan production and purchases of mortgage-backed securities were also funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provide an additional source of funds. At December 31, 2009 and 2008, advances from the FHLB-NY amounted to $51.0 million and $89.5 million, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At December 31, 2009, the Bank had outstanding commitments to originate loans and fund unused credit lines of $18.9 million. Certificates of deposit scheduled to mature in one year or less, at December 31, 2009, totaled $184.9 million. Management believes that, based upon historical experience, a significant portion of such deposits will remain with the Bank. At December 31, 2009, the Bank exceeded each of the three OTS capital requirements. The Bank’s tangible, core and total risk-based capital ratios were 8.89%, 8.89% and 14.63%, respectively. The Bank was categorized as “well-capitalized” under the prompt corrective action regulations of the OTS.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments at December 31, 2009. This does not include interest expense on the FHLB-NY advances and the certificates of deposit which the Bank expects to pay at weighted average rates of 5.02% and 2.13%, respectively. In addition, the Bank expects to make a pension plan contribution of approximately $350,000 in 2010.

Payment Due by Period

Contractual Obligations	Total	Less than One Year	More than One Year Through Three Years	More than Three Years Through Five Years	More Than Five Years
FHLB-NY Advances	$51,000,000	$23,000,000	$10,000,000	$—	$18,000,000
Certificates of Deposit	206,558,000	184,903,000	19,506,000	2,149,000	—
Lease Obligations	2,190,000	529,000	1,066,000	551,000	44,000
Benefit Plans	6,642,000	632,000	1,233,000	1,260,000	3,517,000

Total	$266,390,000	$209,064,000	$31,805,000	$3,960,000	$21,561,000

Off-Balance Sheet Arrangements

In the normal course of business, the Bank enters into off-balance sheet arrangements primarily to meet the financing needs of its customers. These arrangements include commitments to originate loans and fund lines of credit secured by real estate, a large portion on which may expire without having been drawn upon. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s consolidated statement of financial condition. The following table presents these off-balance sheet arrangements at December 31, 2009. For more information regarding these commitments, see Note 13 of the Notes to Consolidated Financial Statements.

Payment Due by Period

Off-Balance Sheet Arrangements	Total	Less than One Year	More than One Year Through Three Years	More than Three Years Through Five Years	More Than Five Years
To originate loans	$3,655,000	$3,655,000	$—	$—	$—
Unused lines of credit	15,199,000	15,199,000	—	—	—
Letters of credit	1,559,000	1,549,000	10,000	—	—

Total	$20,413,000	$20,403,000	$10,000	$—	$—

Management of Interest Rate Risk

The Bank, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when an institution suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Bank makes a profit by accepting and managing various risks such as credit risk and interest rate risk. Interest rate risk is the Bank’s primary market risk.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank’s interest-bearing liabilities, which mature or reprice within short periods, exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

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

Net Portfolio Value

The Bank’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The following table, which sets forth the Bank’s NPV as of December 31, 2009, was calculated by the OTS:

				NPV as Percent of Portfolio Value of Assets
Change in Interest Rates In Basis Points	Amount	Net Portfolio Value Dollar Change	Percent Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)
+300bp	$36,583	$-46,406	-56%	6.68%	-717bp
+200bp	$52,281	$-30,708	-37%	9.25%	-460bp
+100bp	$68,456	$-14,533	-18%	11.75%	-210bp
+50bp	$75,596	$-7,394	- 9%	12.79%	-106bp
0bp	$82,989	—		13.85%
-50bp	$88,934	$5,945	+7%	14.67%	+82bp
-100bp	$94,787	$11,798	+14%	15.47%	+162bp

Certain shortcomings are inherent in the methodology used in interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

Impact of Inflation and Changing Prices

The consolidated financial statements and the related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services because such prices are affected by inflation to a larger extent than interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Pamrapo Bancorp, Inc.

Bayonne, New Jersey

We have audited the accompanying consolidated statements of financial conditions of Pamrapo Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pamrapo Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 21 to the consolidated financial statements, the Company has entered into a merger agreement pursuant to which the Company will merge with and into another entity.

As further discussed in Note 24 to the consolidated financial statements, the Company has stipulated and consented to two separate Cease and Desist Orders issued by the Office of Thrift Supervision.

/s/ ParenteBeard LLC

ParenteBeard LLC

Clark, New Jersey

March 31, 2010

Pamrapo Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
Assets
Cash and amounts due from depository institutions	$4,037,102	$4,116,871
Interest-bearing deposits in other banks	17,735,447	9,470,431

Cash and Cash Equivalents	21,772,549	13,587,302
Securities available for sale	712,100	770,752
Investment securities held to maturity (estimated fair value of $11,336,875 and $10,831,410, respectively)	11,337,355	11,350,165
Mortgage-backed securities held to maturity (estimated fair value of $91,161,838 and $119,920,146, respectively)	87,750,620	117,427,652
Loans receivable (net of allowance for loan losses of $6,591,314 and $4,660,705, respectively)	421,048,892	437,554,169
Foreclosed real estate	383,718	426,353
Premises and equipment	2,615,081	2,929,035
Federal Home Loan Bank of New York stock	3,395,900	5,160,100
Interest receivable	2,650,291	2,884,431
Deferred tax asset	4,896,390	4,380,878
Other assets	1,237,240	1,541,027

Total Assets	$557,800,136	$598,011,864

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$35,251,533	$40,681,753
Interest bearing	409,240,220	403,317,004

Total Deposits	$444,491,753	$443,998,757
Overnight borrowings from Federal Home Loan Bank of New York	—	20,500,000
Advances from Federal Home Loan Bank of New York	51,000,000	69,000,000
Advance payments by borrowers for taxes and insurance	3,261,428	3,281,968
Other liabilities	10,811,481	6,552,889

Total Liabilities	509,564,662	543,333,614

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 25,000,000 shares authorized; 6,900,000 shares issued; 4,935,542 shares (2009 and 2008) outstanding	69,000	69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	54,039,297	61,928,289
Accumulated other comprehensive loss	(1,672,633)	(3,118,849)
Treasury stock, at cost, 1,964,458 shares (2009 and 2008)	(23,539,805)	(23,539,805)

Total Stockholders’ Equity	48,235,474	54,678,250

Total Liabilities and Stockholders’ Equity	$557,800,136	$598,011,864

See notes to consolidated financial statements.

Pamrapo Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Interest Income
Loans	$25,915,281	$27,746,334	$28,838,443
Mortgage-backed securities	4,658,199	5,646,999	6,003,167
Investments, taxable	873,790	795,710	674,212
Investments, non-taxable	55,564	55,562	20,513
Other interest-earning assets	224,454	970,477	1,566,054

Total Interest Income	31,727,288	35,215,082	37,102,389

Interest Expense
Deposits	8,303,431	11,512,007	13,698,770
Advances and other borrowed money
Overnight borrowings	24,646	44,726	1,551
Term advances	3,162,567	3,848,381	4,382,365

Total Interest Expense	11,490,644	15,405,114	18,082,686

Net Interest Income	20,236,644	19,809,968	19,019,703

Provision for Loan Losses	4,025,000	1,630,000	670,000

Net Interest Income after Provision for Loan Losses	16,211,644	18,179,968	18,349,703

Non-Interest Income
Fees and service charges	1,119,538	1,239,937	1,249,896
Gain on sale of branch office	492,037	—	—
Commissions from sale of financial products	89,079	858,630	903,675
Other	345,055	324,698	193,672

Total Non-Interest Income	2,045,709	2,423,265	2,347,243

Non-Interest Expenses
Salaries and employee benefits	8,012,627	7,910,365	7,596,422
Net occupancy expense of premises	1,224,282	1,292,270	1,199,928
Equipment	1,322,498	1,357,782	1,320,370
Advertising	202,398	243,212	255,225
Professional fees	4,884,514	2,798,347	770,734
Loss on foreclosed real estate	67,512	91,647	—
Federal insurance premium	1,449,394	71,211	56,083
Litigation loss reserve	5,000,000	—	—
Merger costs	918,192	—	—
Other	2,479,053	2,654,837	2,642,510

Total Non-Interest Expenses	25,560,470	16,419,671	13,841,272

Income (Loss) before Income Taxes	(7,303,117)	4,183,562	6,855,674
Income Taxes (Benefit)	(697,365)	1,724,244	2,503,426

Net Income (Loss)	$(6,605,752)	$2,459,318	$4,352,248

Net Income (Loss) per Common Share
Basic	$(1.34)	$0.49	$0.87

Diluted	$(1.34)	$0.49	$0.87

Weighted Average Number of Common Shares Outstanding
Basic	4,935,542	4,970,788	4,975,542

Diluted	4,935,542	4,970,788	4,978,652

Dividends per Common Share	$0.26	$0.84	$0.92

See notes to consolidated financial statements.

Pamrapo Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance—January 1, 2007	$69,000	$19,339,615	$63,936,702	$(1,598,867)	$(23,178,704)	$58,567,746

Comprehensive income:
Net income	—	—	4,352,248	—	—	4,352,248
Unrealized loss on securities available for sale, net of income taxes of $2,700	—	—	—	(4,029)	—	(4,029)
Benefit plans, net of income taxes of $200,675	—	—	—	301,008	—	301,008

Total Comprehensive Income						4,649,227

Cash dividends, $0.92 per share	—	—	(4,577,499)	—	—	(4,577,499)

Balance—December 31, 2007	69,000	19,339,615	63,711,451	(1,301,888)	(23,178,704)	58,639,474

Comprehensive income:
Net income	—	—	2,459,318	—	—	2,459,318
Unrealized loss on securities available for sale, net of income taxes of $19,500	—	—	—	(29,171)	—	(29,171)
Benefit plans, net of income taxes of $1,191,861				(1,787,790)	—	(1,787,790)

Total Comprehensive Income						642,357

Implementation of change in measurement date of benefit plans, net of income taxes of $46,017	—	—	(69,025)	—	—	(69,025)
Purchase of treasury stock					(361,101)	(361,101)
Cash dividends, $0.84 per share	—	—	(4,173,455)	—	—	(4,173,455)

Balance—December 31, 2008	69,000	19,339,615	61,928,289	(3,118,849)	(23,539,805)	54,678,250

Comprehensive loss:
Net loss	—	—	(6,605,752)	—	—	(6,605,752)
Unrealized gain on securities available for sale, net of income taxes of $17,742	—	—	—	26,550	—	26,550
Benefit plans, net of income taxes of $946,445	—	—	—	1,419,666	—	1,419,666

Total Comprehensive Loss						(5,159,536)

Cash dividends, $0.26 per share	—	—	(1,283,240)	—	—	(1,283,240)

Balance—December 31, 2009	$69,000	$19,339,615	$54,039,297	$(1,672,633)	$(23,539,805)	$48,235,474

See notes to consolidated financial statements.

Pamrapo Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(6,605,752)	$2,459,318	$4,352,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	388,568	486,951	588,233
Amortization of premiums and discounts, net	174,336	278,004	399,510
Amortization of deferred loan fees, net	178,135	148,104	127,461
Provision for loan losses	4,025,000	1,630,000	670,000
Provision for loss on foreclosed real estate	42,635	69,873	—
Originations of loans held for sale	—	—	(1,487,884)
Proceeds from loan sales	—	—	1,500,376
Gain on sale of loans sold	—	—	(12,492)
Gain on sale of foreclosed real estate	(2,500)	—	—
Gain on sale of branch	(492,037)	—	—
Deferred income tax benefit	(1,479,699)	(619,821)	(473,894)
Decrease (increase) in interest receivable	234,140	(146,006)	155,664
Decrease in other assets	303,787	673,523	174,996
Increase in other liabilities	6,624,703	188,332	374,326

Net Cash Provided by Operating Activities	3,391,316	5,168,278	6,368,544

Cash Flows from Investing Activities
Principal repayments on securities available for sale	102,944	97,624	245,844
Purchases of investment securities held to maturity	—	(1,020,759)	(1,333,662)
Principal repayments on mortgage-backed securities held to maturity	29,515,506	21,242,677	20,781,037
Purchases of mortgage-backed securities held to maturity	—	(14,994,187)	(3,909,245)
Net change in loans receivable	11,805,142	(279,183)	14,522,764
Capital improvement to foreclosed real estate	—	(10,226)	—
Proceeds from sale of foreclosed real estate	499,500	—
Additions to premises and equipment	(82,576)	(76,088)	(197,495)
Proceeds from sale of premises and equipment	7,962	—	—
Redemption (purchase) of Federal Home Loan Bank of New York stock	1,764,200	(164,100)	725,100

Net Cash Provided by Investing Activities	43,612,678	4,795,758	30,834,343

Cash Flows from Financing Activities
Net increase (decrease) in deposits	14,938,611	(63,962,420)	38,020,111
Cash paid upon sale of branch deposits, net of premiums received	(13,953,578)	—	—
Repayment of advances from Federal Home Loan Bank of New York	(40,600,000)	(15,000,000)	(17,000,000)
Advances from Federal Home Loan Bank overnight borrowing	2,100,000	20,500,000	—
Net decrease in payments by borrowers for taxes and insurance	(20,540)	(275,777)	(96,419)
Cash dividends paid	(1,283,240)	(4,173,455)	(4,577,499)
Purchase of treasury stock	—	(361,101)	—

Net Cash (Used in) Provided by Financing Activities	(38,818,747)	(63,272,753)	16,346,193

Net Increase (Decrease) in Cash and Cash Equivalents	8,185,247	(53,308,717)	53,549,080
Cash and Cash Equivalents—Beginning	13,587,302	66,896,019	13,346,939

Cash and Cash Equivalents—Ending	$21,772,549	$13,587,302	$66,896,019

Supplementary Information
Income taxes paid, net of refunds	$1,590,526	$2,150,084	$2,492,212

Interest paid	$11,570,074	$15,470,528	$18,125,636

Loans receivable transferred to foreclosed real estate	$497,000	$—	$486,000

Implementation of change in measurement date of benefit plans	$—	$69,025	$—

See notes to consolidated financial statements.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2009, 2008 and 2007

Note 1—Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”), its wholly owned subsidiary, Pamrapo Savings Bank, S.L.A. (the “Bank”) and the Bank’s wholly-owned subsidiaries, Pamrapo Service Corp., Inc. (the “Service Corp.”) and Pamrapo Investment Company (the “Investment Company”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of December 31, 2009 for items that should be potentially recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these financial statements were issued.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the assessment of prepayment risks associated with mortgage-backed securities and the determination of the amount of deferred tax assets which are more likely than not to be realized. Management believes that the allowance for loan losses is adequate, prepayment risks associated with mortgage-backed securities are properly recognized and all deferred tax assets are more likely than not to be recognized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Additionally, assessments of prepayment risks related to mortgage-backed securities are based upon current market conditions, which are subject to frequent change. Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks having original maturities of three months or less.

Investment and Mortgage-Backed Securities

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders’ equity.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. Declines in the fair value of held-to-maturity and available-for sale securities below their cost that are deemed to be other-than-temporary would be reflected in the consolidated financial statements. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether the Bank intends to sell the security or if it is more likely than not that the Bank will be required to sell the security before the recovery of its amortized cost basis.

For debt securities where the Bank has determined that an other-than-temporary impairment exists and the Bank does not intend to sell the security or it is not more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in the consolidated statement of operations, and is the difference between an investment’s amortized cost basis and the present value of expected future cash flows discounted at the investment’s effective interest rate. The non-credit component of impairment is recorded in other comprehensive loss. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment recognized in other comprehensive loss is accreted over the remaining life of the debt security as an increase in the carrying value of the investment.

Premiums and discounts on all securities are amortized/ accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains and losses recognized in the consolidated statements of operations.

Loans Receivable

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and discounts.

The Bank defers loan origination fees and certain direct loan origination costs and amortizes/accretes such amounts as an adjustment of yield over the contractual lives of the related loans using the interest method.

The accrual of interest on loans is discontinued at the time of the loan being 120 days past due unless the credit is well secured and in the process of collection. Uncollectible interest on loans is charged off, or an allowance is established based on management’s evaluation. An allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is probable, in which case the loan is returned to an accrual status.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level considered adequate to absorb loan losses. Management of the Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

The Bank utilizes a two tier approach: (1) identification of impaired loans and the establishment of specific loss allowances, if necessary, on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment.

Although management believes that adequate specific and general loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may be necessary. In addition, the Bank and the Company are subject to the supervision of various regulatory agencies. These agencies, as part of their examination processes, may require that additional amounts be recorded in the allowance for loan losses.

An impaired loan is evaluated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined as up to ninety days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

Foreclosed Real Estate

Real estate acquired by foreclosure or deed in lieu of foreclosure is initially recorded at estimated fair value at date of acquisition, establishing a new cost basis and subsequently carried at the lower of such initially recorded amount or estimated fair value less estimated costs to sell. Costs incurred in developing or preparing properties for sale are capitalized. Expenses of holding properties and income from operating properties are recorded in operations as incurred or earned. Gains and losses from sales of such properties are recognized as incurred.

Advertising

Advertising expense is recorded when occurred.

Benefit Plans

The Company has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on years of service and employees’ compensation. The defined benefit plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the defined benefit plan generally are amortized over the estimated remaining service periods of employees.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Certain employees are covered under a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded non-qualified deferred retirement plan for certain employees. A participant who retires at the age of 65 (the “Normal Retirement Age”), is entitled to an annual retirement benefit equal to 75% of his compensation reduced by his retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

The Company uses the corridor approach in the valuation of the defined benefit plan and SERP. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For a defined benefit plan, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For SERP, amortization occurs when the net gains or losses exceed 10% of the accumulated SERP benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for retired participants, the average remaining life expectancy.

The funded status of the defined benefit and SERP plans is fully recognized on the consolidated statement of financial condition. It is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for the two plans. Actuarial gains (losses) and prior service benefits (costs) which have not yet been recognized in net income (loss) are recognized as a credit (charge) to the accumulated other comprehensive loss component of stockholders’ equity. The credit (charge) to stockholders’ equity, which is reflected net of related tax effects, is subsequently recognized in net income (loss) when amortized as a component of defined benefit plans and postretirement benefit plans expense.

Premises and Equipment

Premises and equipment are comprised of land, at cost, and buildings, building improvements, leaseholds and furnishings and equipment, at cost, less accumulated depreciation and amortization. Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are expensed in the year incurred. Rental income is netted against occupancy expense in the consolidated statements of operations.

Income Taxes

The Company, Bank, Service Corp. and Investment Company file a consolidated federal income tax return. Income taxes are allocated to the Company, Bank, Service Corp. and Investment Company based on their respective income or loss included in the consolidated income tax return. Separate state income tax returns are filed by the Company, Bank, Service Corp. and Investment Company.

Federal and state income taxes have been provided on the basis of reported income (loss). The amounts reflected on the Company’s and subsidiaries’ tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes.

Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

The Company follows the provisions of FASB ASC 740-10, to account for uncertain tax positions. The guidance provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FASB ASC 740-10, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits for the year ended December 31, 2007. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The amount of interest and penalties for the years ended December 31, 2009 and 2008 was immaterial. The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, 2007 and 2006.

Federal Home Loan Bank of New York Stock

Federal Home Loan Bank of New York (“FHLB”) Stock, which represents required investment in the common stock of a correspondent bank, is carried at cost as of December 31, 2009 and 2008.

Management evaluates the restricted stock for impairment in accordance with FASB ASC 310-10, Accounting by Certain Entities (Including Entities With Trade Receivables) that Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

No impairment charge was recorded in relation to the FHLB Stock in 2009 or 2008.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to invest in securities, to make loans secured by real estate and, to a lesser extent, make consumer loans. The potential for interest-rate risk exists as a result of the generally shorter duration of the Bank’s interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising interest rate environment, the Bank’s liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Stock-Based Compensation

The Company, under a plan approved by its stockholders in 2003, has granted stock options to certain employees. Prior to 2006, the Company accounted for options granted using the intrinsic value method. No compensation expense had been reflected in net income (loss) for the options granted as all such grants have an exercise price equal to the market price of the underlying stock at the date of grant.

The Company adopted FASB ASC 718 (SFAS No. 123(R)) on January 1, 2006 under the modified prospective method. Since all of the Company’s stock options were vested prior to 2006, the adoption of FASB ASC 718 had no impact on the consolidated financial statements.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is based on the weighted average number of common shares actually outstanding. Diluted net income (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options, if dilutive, using the treasury stock method.

Reclassification

When necessary, certain amounts for prior periods have been reclassified to conform to the current period’s presentation. The impact of these reclassifications had no impact on consolidated net income (loss) or stockholders’ equity.

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

For the years ended December 31, 2009, 2008 and 2007

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

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.

The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.

This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505)—Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”

This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this Update did not have an effect on the amounts reported in the Company’s consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this Update is not expected to have an effect on the amounts reported in the Company’s consolidated financial statements.

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

Note 2—Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Mortgage-backed securities	$315,994	$2,906	$800	$318,100
Trust originated preferred security, maturing after twenty years	400,000	—	6,000	394,000

	$715,994	$2,906	$6,800	$712,100

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Mortgage-backed securities	$418,937	$792	$977	$418,752
Trust originated preferred security, maturing after twenty years	400,000	—	48,000	352,000

	$818,937	$792	$48,977	$770,752

The unrealized loss, categorized by the length of time of continuous loss position, and the fair value of the related security available for sale is as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
December 31, 2009:
Mortgage-backed securities	$69,102	$139	$82,122	$661	$151,224	$800
Trust originated preferred security	—	—	394,000	6,000	394,000	6,000

	$69,102	$139	$476,122	$6,661	$545,224	$6,800

December 31, 2008:
Mortgage-backed securities	$207,724	$977	—	—	$207,724	$977
Trust originated preferred security	—	—	352,000	48,000	352,000	48,000

	$207,724	$977	$352,000	$48,000	$559,724	$48,977

All mortgage-backed securities classified as available for sale are issued by U.S. government sponsored agencies and are collateralized by residential mortgages.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent to which the fair value is below amortized cost, additional analysis is performed to determine whether another-than-temporary impairment condition exists. The analysis considers (i) whether the Bank has the intent to sell its securities prior to recovery and/or maturity, (ii) whether it is more likely than not that the Bank will have to sell its securities prior to recovery and/or maturity, and (iii) if the present value of expected cash flows is sufficient to recover the entire amortized cost basis. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair values subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Bank’s financial statements.

Management does not believe that any of the unrealized losses at December 31, 3009 represent an other-than-temporary impairment. The unrealized losses are on the trust-originated preferred security and mortgage-backed securities that earn interest at a fixed rate. Such losses are due to changes in market interest rates while the above investments are at a fixed rate. The Bank has the intent and ability to hold these investments for a time necessary to recover the amortized cost. At December 31, 2009 unrealized losses were on three mortgage-backed securities and one trust-originated preferred security.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

There were no sales of securities available for sale during the years ended December 31, 2009, 2008 and 2007.

Note 3—Investment Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
Subordinated notes:
Due within one year	$4,003,546	$—	$3,546	$4,000,000
Due after one within five years	6,000,000	—	—	6,000,000
Municipal Obligations:
Due after ten years through fifteen years	1,333,809	3,066	—	1,336,875

	$11,337,355	$3,066	$3,546	$11,336,875

December 31, 2008:
Subordinated notes:
Due after one within five years	$10,016,420	$—	$516,420	$9,500,000
Municipal Obligations:
Due after ten years through fifteen years	1,333,745	17,330	19,665	1,331,410

	$11,350,165	$17,330	$536,085	$10,831,410

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related investment securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
December 31, 2009:
Subordinated notes	$—	$—	$1,000,000	$3,546	$1,000,000	$3,546

December 31, 2008:
Subordinated notes	$9,500,000	$516,420	$—	$—	$9,500,000	$516,420
Municipal obligations	575,000	19,665	—	—	575,000	19,665

	$10,075,000	$536,085	$—	$—	$10,075,000	$536,085

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent to which the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. The analysis considers (i) whether the Bank has the intent to sell its securities prior to recovery and/or maturity, (ii) whether it is more likely than not that the Bank will have to sell its securities prior to recovery and/or maturity, and (iii) if the present value of expected cash flows is sufficient to recover the entire amortized cost basis. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair values subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Bank’s financial statements.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Management does not believe that the unrealized loss at December 31, 2009 represents an other-than-temporary impairment. The unrealized loss is on a subordinated note that earns interest at a fixed rate. Such unrealized loss is due to changes in market interest rates while the above investments are at a fixed rate. The Bank has the intent and ability to hold these investments for a time necessary to recover the amortized cost. At December 31, 2009 the unrealized loss included one subordinated note.

There were no sales of investment securities held to maturity during the years ended December 31, 2009, 2008 and 2007.

Note 4—Mortgage-Backed Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
Federal Home Loan Mortgage Corporation	$61,302,595	$2,561,789	$9,371	$63,855,013
Federal National Mortgage Association	15,860,217	601,379	—	16,461,596
Government National Mortgage Association	87,938	12,689	—	100,627
Collateralized mortgage obligations
Federal Home Loan Mortgage Corporation	6,350,018	189,270	14,082	6,525,206
Federal National Mortgage Corporation	4,149,852	69,544	—	4,219,396

	$87,750,620	$3,434,671	$23,453	$91,161,838

December 31, 2008:
Federal Home Loan Mortgage Corporation	$81,256,914	$2,086,447	$794	$83,342,567
Federal National Mortgage Association	20,776,291	413,077	24,456	21,164,912
Government National Mortgage Association	103,057	6,538	—	109,595
Collateralized mortgage obligations
Federal Home Loan Mortgage Corporation	9,357,707	42,181	49,779	9,350,109
Federal National Mortgage Corporation	5,933,683	19,280	—	5,952,963

	$117,427,652	$2,567,523	$75,029	$119,920,146

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
Federal Home Loan Mortgage Corporation	$1,906,999	$9,371	$—	$—	$1,906,999	$9,371
Collateralized mortgage obligations	—	—	615,691	14,082	615,691	14,082

	$1,906,999	$9,371	$615,691	$14,082	$2,522,690	$23,453

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Federal Home Loan Mortgage Corporation	$108,226	$794	$—	$—	$108,226	$794
Federal National Mortgage Corporation	28,955	231	5,334,274	24,225	5,363,229	24,456
Collateralized mortgage obligations	—	—	8,088,817	49,779	8,088,817	49,779

	$137,181	$1,025	$13,423,091	$74,004	$13,560,272	$75,029

All mortgage-backed securities classified as held to maturity are issued by U.S. government sponsored agencies and are collateralized by residential mortgages.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent to which the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. The analysis considers (i) whether the Bank has the intent to sell its securities prior to recovery and/or maturity, (ii) whether it is more likely than not that the Bank will have to sell its securities prior to recovery and/or maturity, and (iii) if the present value of expected cash flows is sufficient to recover the entire amortized cost basis. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair values subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Bank’s financial statements.

Management does not believe that any of the unrealized losses at December 31, 2009 and 2008, represent an other-than-temporary impairment. The unrealized losses on the mortgage-backed securities portfolio are due primarily to increases in market interest rates. The securities with unrealized losses are primarily at fixed interest rates. The Bank has the intent and ability to hold these securities for a time necessary to recover the amortized cost. At December 31, 2009 the unrealized losses included one Federal Home Loan Mortgage Corporation security, and one collateralized mortgage obligation.

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2009, 2008 and 2007.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 5—Loans Receivable

	December 31,
	2009	2008
Real Estate Mortgage:
One-to-four family	$227,297,711	$227,126,766
Multi-family	50,742,020	54,571,125
Commercial	69,652,878	66,216,809

	347,692,609	347,914,700

Real estate construction	4,022,434	12,387,104

Land	653,148	668,858

Commercial	7,423,080	13,569,042

Consumer:
Passbook or certificate	979,958	776,907
Equity and second mortgage	65,314,763	66,279,479
Automobile	301,527	425,547
Personal	863,906	776,081

	67,460,154	68,258,014

Total Loans	427,251,425	442,797,718

Loans in process	(863,352)	(1,821,194)
Allowance for loan losses	(6,591,314)	(4,660,705)
Deferred loan fees	1,252,133	1,238,350

	(6,202,533)	(5,243,549)

	$421,048,892	$437,554,169

At December 31, 2009 and 2008, loans serviced by the Bank for the benefit of others totaled approximately $914,000 and $1,301,000 respectively.

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2009	2008	2007
Balance, beginning	$4,660,705	$3,154,977	$2,650,679
Provisions charged to operations	4,025,000	1,630,000	670,000
Recoveries credited to allowance	—	—	103,938
Loan losses charged to allowance	(2,094,391)	(124,272)	(269,640)

Balance, ending	$6,591,314	$4,660,705	$3,154,977

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	December 31,
	2009	2008
Recorded investment in impaired loans:
With recorded allowances	$9,472,144	$2,586,580
Related allowance for loan losses	2,302,218	1,085,937

Net Impaired Loans	$7,169,926	$1,500,643

Average balance of total impaired loans	$5,610,448	$2,056,082

At December 31, 2009, 2008 and 2007, non-accrual loans for which interest has been discontinued totaled approximately $14,365,000, $5,553,000, and $3,410,000, respectively. During the years ended December 31, 2009, 2008 and 2007, the Bank recognized interest income of approximately $195,000, $103,000, and $86,000, respectively, on these loans. Interest income that would have been recorded, had the loans been on the accrual status, would have amounted to approximately $998,000, $363,000, and $261,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status.

The totals of loans past-due ninety days or more and still accruing interest were $8.2 million and $5.3 million at December 31, 2009 and 2008, respectively.

The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2009	2008
Balance, beginning	$7,814,592	$6,865,732
Loans originated (1)	(131,966)	1,378,923
Persons no longer associated	(2,559,816)	(133,925)
Collection of principal	(659,466)	(296,138)

Balance, ending	$4,463,344	$7,814,592

(1)	Includes net change in line of credit loans

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 6—Premises and Equipment

	December 31,
	2009	2008
Land	$701,625	$701,625

Buildings and improvements	4,086,680	4,086,680
Accumulated depreciation	(2,687,034)	(2,574,036)

	1,399,646	1,512,644

Leasehold improvements	1,571,552	1,571,552
Accumulated amortization	(1,385,005)	(1,339,192)

	186,547	232,360

Furnishings and equipment	6,855,747	6,973,929
Accumulated depreciation	(6,528,484)	(6,491,523)

	327,263	482,406

	$2,615,081	$2,929,035

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 totaled approximately $388,568, $486,951, and $588,233, respectively. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10 - 50
Leasehold improvements	Shorter of 5-10 years or terms of lease
Furnishings and equipment	3 - 10

Note 7—Interest Receivable

	December 31,
	2009	2008
Loans	$2,093,037	$2,204,634
Mortgage-backed securities	349,748	472,548
Investment securities	207,506	207,249

	$2,650,291	$2,884,431

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 8—Deposits

	December 31,
	2009			2008
	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent
Demand:
Non-interest bearing	0.00%	$35,251,533	7.93%	0.00%	$40,681,753	9.16%
NOW	0.87%	47,882,162	10.77%	0.92%	36,045,882	8.12%

	0.50%	83,133,695	18.70%	0.41%	76,727,635	17.28%
Money market	1.33%	36,557,228	8.23%	2.26%	25,821,557	5.82%
Savings and club	1.09%	118,242,809	26.60%	1.12%	115,718,832	26.06%
Certificates of deposit	2.13%	206,558,021	46.47%	3.47%	225,730,733	50.84%

	1.49%	$444,491,753	100.00%	2.24%	$443,998,757	100.00%

The scheduled maturities of certificates of deposit are as follows:

	December 31,
Maturing in:	2009	2008
	(In Thousands)
One year or less	$184,903	$207,167
After one year to two years	13,936	14,600
After two to three years	5,570	1,785
After three to four years	1,563	555
After four to five years	586	1,525
After five years	—	99

	$206,558	$225,731

Certificates of deposit of $100,000 or more by the time remaining until maturity are as follows:

	December 31,
	2009	2008
	(In Thousands)
Three months or less	$30,937	$32,780
After three months through six months	27,887	38,336
After six months through twelve months	26,711	28,307
After twelve months	9,261	7,619

	$94,796	$107,042

A summary of interest on deposits follows:

	Years Ended December 31,
	2009	2008	2007
Demand	$981,403	$1,196,743	$1,005,979
Savings, club and money market	1,293,227	1,358,323	1,622,096
Certificates of deposit	6,028,801	8,956,941	11,070,695

	$8,303,431	$11,512,007	$13,698,770

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 9—Advances from Federal Home Loan Bank of New York

	December 31,
	2009		2008
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Overnight Borrowings	—%	$—	0.44%	$20,500,000
Maturing by December 31,
2009	—	—	5.25%	18,000,000
2010	5.59%	23,000,000	5.59%	23,000,000
2011	5.24%	10,000,000	5.24%	10,000,000
2015	4.80%	3,000,000	4.80%	3,000,000
2016	4.05%	15,000,000	4.05%	15,000,000

	5.02%	$51,000,000	4.02%	$89,500,000

At December 31, 2009 and 2008, all the advances were fixed interest rate advances.

At December 31, 2009 and 2008, the advances were secured by pledges of the Bank’s investment in the capital stock of the Federal Home Loan Bank of New York (the “FHLB-NY”) totaling $3,395,900 and $5,160,100, respectively, and a blanket assignment of the Bank’s unpledged qualifying mortgage loans, mortgage-backed securities and investment securities portfolios.

At December 31, 2009, the Company also had available to it $59,289,000 under a revolving overnight line of credit, expiring August 9, 2010, with the FHLB-NY, which can only be drawn upon to the extent collateral is provided by the Company. The line of credit is secured by a blanket pledge of mortgage loans of $160,215,000 and a specific pledge of mortgage-backed securities with carrying values and fair values of approximately $28,868,000 and $30,042,000, respectively. Borrowings are at the lender’s cost of funds plus 0.25%. There was no outstanding borrowing under the overnight line of credit at December 31, 2009 and $20,500,000 outstanding at December 31, 2008. At December 31, 2009, the Company also had a companion Arc Daily Advance commitment with the FHLB-NY for $59,289,000 expiring August 9, 2010, which would also require collateral prior to any drawdown of these funds. There were no outstanding borrowings at December 31, 2009 and December 31, 2008 under the companion DRA commitment.

Effective January 5, 2010, the FHLB-NY imposed certain credit restrictions on the Bank which limits borrowings from the FHLB to a maximum maturity of 30 days. The Company continues to have the revolving overnight line of credit available to the extent collateral is provided by the Company.

Note 10—Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	December 31,
	2009	2008
	(In Thousands)
GAAP capital	$47,858	$51,459
Unrealized loss on securities available for sale	2	29
Benefit plans adjustment	1,670	3,090

Core and tangible capital	49,530	54,578
General valuation allowance	4,288	3,576

Total Regulatory Capital	$53,818	$58,154

As of December 31, 2009, the most recent notification from the Office of Thrift Supervision (“OTS”), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
December 31, 2009:
Total capital (to risk-weighted assets)	$53,818	14.63%	$	≥29,432	≥	8.00%	$	≥36,789	≥	10.00%
Tier 1 capital (to risk-weighted assets)	49,530	13.46%		≥14,716	≥	4.00		≥22,074	≥	6.00%
Core (Tier 1) capital (to adjusted total assets)	49,530	8.89%		≥22,297	≥	4.00%		≥27,871	≥	5.00%
Tangible capital (to adjusted total assets)	49,530	8.89%		≥8,361	≥	1.50%		≥ —	≥	—

December 31, 2008:
Total capital (to risk-weighted assets)	$58,154	15.25%	$	≥30,515	≥	8.00%	$	≥38,144	≥	10.00%
Tier 1 capital (to risk-weighted assets)	54,578	14.31%		≥15,257	≥	4.00		≥22,886	≥	6.00%
Core (Tier 1) capital (to adjusted total assets)	54,578	9.14%		≥23,894	≥	4.00%		≥29,868	≥	5.00%
Tangible capital (to adjusted total assets)	54,578	9.14%		≥8,960	≥	1.50%		≥ —	≥	—

Note 11—Benefits Plans

Pension Plan (“Plan”)

Effective December 31, 2009, participation and benefit accruals under the Plan were frozen and no compensation increase is reflected in the calculation of benefit obligations, As a result, the Company realized a curtailment charge of $33,000 in 2009.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

The following tables set forth the Plan’s funded status and components of net periodic pension cost:

	December 31,
	2009	2008
Measurement Date	December 31, 2009	December 31, 2008
Change in Benefit Obligation
Benefit obligation, beginning	$8,801,743	$7,933,374
Adjustment for measurement date change	—	192,958
Service cost	265,960	236,848
Interest cost	524,324	534,984
Actuarial (gain) loss	(138,344)	748,138
Curtailment	(928,519)	—
Benefits paid	(374,359)	(844,559)

Benefit obligation, ending	$8,150,805	$8,801,743

Change in Plan Assets
Fair value of assets, beginning	$5,015,126	$7,357,406
Actual return on plan assets	449,884	(2,014,810)
Employer contributions	—	517,089
Benefits paid	(374,359)	(844,559)

Fair value of assets, ending	$5,090,651	$5,015,126

Reconciliation of Funded Status
Accumulated benefit obligation	$8,150,805	$7,735,627

Projected benefit obligation	$8,150,805	$8,801,743
Fair value of assets	(5,090,651)	(5,015,126)

Funded status at end of year included in other liabilities	$(3,060,154)	$(3,786,617)

Amounts recognized in accumulated other comprehensive loss, not yet recognized in net periodic cost (benefit), pre-tax
Prior service cost	$—	$(50,475)
Net actuarial loss	(4,057,284)	(5,663,895)

Net amount recognized	$(4,057,284)	$(5,714,370)

Assumptions Used
Discount rate	6.125%	6.125%
Rate of increase in compensation	N/A	3.50%

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
Net Periodic Pension Expense
Service cost	$265,960	$236,848	$256,756
Interest cost	524,324	534,984	488,604
Expected return on assets	(381,904)	(585,136)	(593,844)
Amortization of unrecognized loss	471,768	192,212	188,992
Settlement charge	—	—	280,309
Unrecognized past service liability	17,772	17,772	17,772
Curtailment charge	32,703	—	—

Net Periodic Pension Expense	$930,623	$396,680	$638,589

Assumption Used
Discount rate	6.125%	6.625%	6.25%
Rate of increase in compensation	3.50%	4.00%	3.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

At December 31, 2009 and 2008, unrecognized net loss of $4,057,284 and $5,663,895, respectively, and unrecognized prior service cost of $0 and $50,475, respectively, were included in accumulated other comprehensive loss in accordance with SFAS No. 158. For the year ended December 31, 2010, $312,351 of net loss and no prior service cost are expected to be recognized in pension expense.

Plan Assets

For 2009 and 2008, the Plan’s assets realized an annual return (loss) of 9.3% and of (26.3%) respectively. The weighted-average allocations by asset category are as follows:

	December 31,
	2009	2008
Certificates of deposit	39%	46%
Mutual fund	7%	7%
Fixed income securities, money market and other	9%	5%
Equity securities	45%	42%

	100%	100%

The primary long-term objective for the Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations. The Plan will be structured to include a volatility reducing component (the fixed income commitment) and a growth component (the equity commitment).

To achieve the Plan Sponsor’s long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the Bank’s risk tolerance and long-term objectives for the Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the Bank and the Trustee.

Initially, the following asset allocation targets and ranges will guide the Trustee in structuring the overall allocation in the Plan’s investment portfolio. The Bank or the Trustee may amend these allocations to reflect the

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

most appropriate standards consistent with changing circumstances. Any such fundamental amendments in strategy will be discussed between the Bank and the Trustee prior to implementation.

Asset Allocation Parameters by Asset Class

	Minimum	Target	Maximum
Equity
Large-Cap U.S.		26%
Mid/Small-Cap U.S.		12%
Non-U.S.		12%

Total—Equity	40%	50%	60%

Fixed Income
Certificates of Deposit		25%
Long Duration		23%
Money Market		2%

Total—Fixed Income	40%	50%	60%

The parameters for each asset class provide the Trustee with the latitude for managing the Plan within a minimum and maximum range. The Trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Plan will maintain a cash equivalents component (not to exceed 3% under normal circumstances) within the fixed income allocation for liquidity purposes.

The Trustee will monitor the actual asset segment exposures of the Plan on a regular basis and, periodically, may adjust the asset allocation within the ranges set forth above as it deems appropriate. Periodic reallocations of assets will be based on the Trustee’s perception of the changing risk/return opportunities of the respective asset classes.

The long-term rate of return on assets assumption is set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s actual target allocation of asset classes. Equities and fixed income securities are assumed to earn real rates of return in the ranges of 5.0% to 9.0% and 2.0% to 6.0%, respectively. Additionally, the long-term inflation rate is projected to be 3%. When these overall return expectations are applied to a typical plan’s target allocation, the result is an expected return of 7% to 11%.

Equity securities include Pamrapo Bancorp, Inc. common stock in the amounts of $158,000 (3.10% of total plan assets) and $369,000 (7.36% of total plan assets) at December 31, 2009 and 2008, respectively.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Pension plan assets measured at fair value are summarized below:

December 31, 2009

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs Total (Level 3)
Mutual funds
Invest. Co. of America	$264,857	$264,857	$—	$—
American Growth Fund	106,084	106,084	—	—
Bank CD’s	1,995,694	1,995,694	—	—
Common Stock	2,124,249	2,124,249	—	—
Company Common Stock	158,000	158,000	—	—
Corporate Bonds	132,614	—	132,614	—
Cash Equivalents	2,143	2,143	—	—
Money Market	307,010	307,010	—	—

Total	$5,090,651	$4,958,037	$132,614	$—

Contributions

The Company expects to contribute, based upon actuarial estimates, approximately $350,000 to the pension plan in 2010.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31 as follows:

2010	$491,294
2011	497,222
2012	523,651
2013	549,936
2014	574,870
2015-2019	3,209,052

$5,846,025

Savings and Investment Plan (“SIP”)

The Bank sponsors a SIP pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, for all eligible employees. Employees may elect to save up to 25% of their compensation of which the Bank will match 25% of the first 10% of the employee’s contribution up to a maximum of 2.5% of compensation. The SIP expense amounted to approximately $50,000, $52,000, and $52,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Supplemental Executive Retirement Plan (“SERP”)

The following tables set forth the SERP’s funded status and components of net periodic SERP cost:

	December 31,
	2009	2008
Measurement Date	December 31, 2009	December 31, 2008
Projected benefit obligation, beginning	$1,459,066	$1,763,652
Adjustment for measurement date change	—	23,651
Interest cost	82,924	94,604
Actuarial gain	(732,637)	(291,133)
Benefit payments	(140,206)	(131,708)

Projected benefit obligation, ending	669,147	1,459,066
Plan assets at fair value	—	—

Projected benefit obligation in excess of plan assets included in other liabilities	$669,147	$1,459,066

Amounts recognized in accumulated other comprehensive income, not yet recognized in net periodic cost (benefit), pre-tax
Prior service cost	$49,845	$97,969
Net actuarial gain	1,323,302	662,401

Net amount recognized	$1,273,457	$564,432

Assumptions:
Discount rate	6.125%	6.125%
Rate of increase in compensation	3.50%	3.50%

For the year ended December 31, 2010, $202,644 of net gain and $48,124 of prior service cost are expected to be recognized in SERP expense.

Net periodic SERP cost includes the following components:

	Years Ended December 31,
	2009	2008	2007
Service cost	$—	$—	$—
Interest cost	82,924	94,604	118,188
Amortization of prior service cost	48,124	48,124	52,868
Amortization of unrecognized (gain)	(71,736)	(79,240)	(2,192)

Net periodic SERP cost	$59,312	$63,488	$168,864

Benefit payments	$140,206	$131,708	$123,078

Contributions made	$140,206	$131,708	$123,078

Assumption Used
Discount rate	6.125%	6.625%	6.25%
Rate of increase in compensation	3.5%	4.0%	3.50%
Amortization period (in years)	7.20	6.83	7.63

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Contributions

The Company expects to contribute, based upon actuarial estimates, approximately $140,000 to the SERP plan in 2010.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows:

2010	$140,206
2011	138,575
2012	73,647
2013	73,647
2014	61,647
2015-2019	308,235

$795,957

Stock Options

Stock options granted under a stockholder approved stock option plan may be either options that qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Options vest in accordance with the plan and may be exercised up to ten years from the date of grant or within one year after retirement. All options granted will be exercisable in the event the optionee terminates his employment, or due to death or disability. A summary of stock option activities, all of which are vested, follows:

	Number of Options Shares	Range of Exercise Price	Weighted Average Exercise Price
January 1, 2007	67,000	$18.41 - 29.25	$24.72
Forfeitures	(3,000)	29.25	29.25

December 31, 2007	64,000	18.41 - 29.25	24.51
Forfeitures	(18,000)	18.41 - 29.25	23.83

December 31, 2008	46,000	18.41 - 29.25	24.77
Forfeitures	(15,000)	18.41 - 29.25	24.91

December 31, 2009	31,000	$18.41 - 29.25	$24.70

As of December 31, 2009, the intrinsic value of options outstanding was $0. At December 31, 2008 and 2007, the weighted average remaining contractual life of the stock options granted was approximately 3.4 years and 4.9 years, respectively, and stock options for up to 22,380 additional shares of common stock were available for future grants.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 12—Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings at December 31, 2009 and 2008, include approximately $6.9 million of such bad debt, which, in accordance with FASB ACS 740 “Accounting for Income Taxes,” is considered a permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided.

If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The tax effects of existing temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,632,571	$1,856,359
Benefit plans	1,521,106	2,122,386
Deferred loan fees	9,554	11,863
Depreciation	344,935	316,330
Reserve for uncollected interest	168,367	54,640
Unrealized loss on securities available for sale	1,558	19,300
State Net Operating Losses	218,299	—

	4,896,390	4,380,878

Deferred tax liabilities:	—	—

Net Deferred Tax Assets	$4,896,390	$4,380,878

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Current expense:
Federal	$527,106	$2,052,644	$2,627,268
State	255,228	291,421	350,052

	782,334	2,344,065	2,977,320

Deferred tax expense (benefit):
Federal	(864,702)	(470,526)	(366,029)
State	(614,997)	(149,295)	(107,865)

	(1,479,699)	(619,821)	(473,894)

	$(697,365)	$1,724,244	$2,503,426

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 34% to income (loss) before income taxes:

	Years Ended December 31,
	2009	2008	2007
Federal income tax	$(2,483,060)	$1,422,411	$2,330,929
Increases in income taxes resulting from:
New Jersey income tax, net of federal income tax effect	(245,626)	93,803	159,843
Permanent differences
Litigation loss reserve	1,700,000	—	—
Non-deductible merger costs	312,185	—	—
Other	19,136	208,030	12,654

Effective Income Tax	$(697,365)	$1,724,244	$2,503,426

Effective Income Tax Rate	(9.55)%	41.21%	36.52%

Note 13—Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business primarily to meet the financing needs of its customers. These financial instruments include commitments to originate loans and fund lines of credit secured by real estate. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes residential real estate and income-producing commercial properties.

The Bank had the following off-balance sheet arrangements at December 31, 2009 and 2008:

	December 31,
	2009	2008
Commitments to originate loans	$3,655,000	$5,353,000

Unused lines of credit	$15,199,000	$11,599,000

Letters of credit	$1,559,000	$1,796,000

At December 31, 2009, the outstanding commitments to originate fixed rate loans were $3,605,000 with interest rates ranging from 5.25% to 6.75%. There was one outstanding commitment to originate an adjustable rate loan for $50,000 with an initial interest rate of 4.00%. All commitments are due to expire within ninety days.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

At December 31, 2009, undisbursed funds from approved lines of credit under a homeowners’ equity and a commercial equity lending program amounted to approximately $9,890,000 and $5,309,000, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The interest rates charged for any month on funds disbursed under these programs range from 0% to 3.00% above the prime rate.

Rental expenses related to the occupancy of premises totaled $561,000, $585,000, and $468,000 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2007, minimum noncancelable obligations under lease agreements with original terms of more than one year are as follows:

December 31,
2010	$529,000
2011	524,000
2012	542,000
2013	299,000
2014	252,000
Thereafter	44,000

$2,190,000

In connection with a government investigation regarding the Bank’s anti-money laundering and Bank Secrecy Act compliance, the Company has accrued $5 million which is included in other liabilities on the Consolidated Statement of Financial Condition as of December 31, 2009. For a more detailed description of this investigation see Note 23.

The Company, Bank, Service Corp., and Investment Company are parties to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position of the Company.

Note 14 —Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in stockholders’ equity are as follows:

	Years Ended December 31,
	2009	2008
Net unrealized gain on securities available for sale	$(3,893)	$(48,185)
Tax effect	1,558	19,300

Net of tax amount	(2,335)	(28,885)

Benefit plans adjustments	(2,783,827)	(5,149,938)
Tax effect	1,113,529	2,059,974

Net of tax amount	(1,670,298)	(3,089,964)

Accumulated other comprehensive (loss)	$(1,672,633)	$(3,118,849)

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

The components of other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended December 31,
	2009	2008	2007
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding losses arising during the year	$44,292	$(48,671)	$(6,729)

Defined benefit pension plan:
Pension (gains) losses	(2,432,007)	2,913,754	292,014
Prior service cost	65,896	65,896	(70,640)
Settlement accounting	—	—	280,309

Net change in defined benefit pension plan accrued expense	(2,366,111)	2,979,650	501,683

Other comprehensive income (loss) before taxes	2,410,403	(3,028,321)	494,954
Tax effect	(964,187)	1,211,360	(197,975)

Other comprehensive income (loss)	$1,446,216	$(1,816,961)	$296,979

Note 15—Earnings Per Common Share

The following is a summary of the calculation of earnings per share (EPS):

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	$(6,605,752)	$2,459,318	$4,352,248

Weighted average common shares outstanding for computation of basic EPS Same	4,935,542	4,970,788	4,975,542
Dilutive common-equivalent shares	—	—	3,110

Weighted average common shares for for computation of diluted EPS	4,935,542	4,970,788	4,978,652

Earnings per common share:
Basic	$(1.34)	$0.49	$0.87
Diluted	$(1.34)	$0.49	$0.87

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 16—Fair Values of Financial Instruments

The carrying amounts and fair value of the financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,773	$21,773	$13,587	$13,587
Securities available for sale	712	712	771	771
Investment securities held to maturity	11,337	11,337	11,350	10,831
Mortgage-backed securities held to maturity	87,751	91,162	117,428	119,920
FHLB stock	3,396	3,396	5,160	5,160
Loans receivable	421,049	443,180	437,554	454,149
Interest receivable	2,650	2,650	2,884	2,884

Financial liabilities:
Deposits	444,492	446,885	443,999	447,734
Advances	51,000	54,363	89,500	94,830
Interest payable	279	279	359	359
Commitments to extend credit	—	—	—	—

For financial instruments with off-balance sheet risk (primarily loan commitments), the carrying value (deferred loan fees and costs) and the fair value are not deemed material.

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale.

In addition, the fair value estimates were based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include mortgage servicing rights, premises and equipment and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between entities may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair value of financial instruments:

Cash and cash equivalents and interest receivable and payable: The carrying amounts reported in the consolidated financial statements for cash and cash equivalents and interest receivable and payable approximate their fair values.

Securities: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

FHLB-NY stock: The estimated fair value of the Bank’s investment in FHLB-NY stock is deemed equal to its carrying value, which represents the price at which it may be redeemed.

Loans receivable (carried at cost): The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change to credit risk, fair values are based on carrying values.

Deposit liabilities (carried at cost): The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Effective January 1, 2008, the Company adopted FASB ASC 820-10 which addresses aspects of the expanding application of fair value accounting.

FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For assets measured at fair value on a recurring and non-recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2009	(In Thousands)
Recurring:
Securities available for sale	$712	$—	$712	$—
Non-recurring:
Impaired loans	7,170	—		7,170
Foreclosed assets	384	—		384

	$8,266	$—	$712	$7,554

December 31, 2008
Recurring:
Securities available for sale	$771	$—	$771	$—
Non-recurring:
Impaired loans	1,501	—		1,501
Foreclosed assets	426	—		426

Total	$2,698	$—	$771	$1,927

The following valuation techniques were used to measure fair value of assets in the table above not previously disclosed.

Impaired loans—Loans included in the above table are those that are accounted for under FASB ASC 310-10-35, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less valuation allowance as determined under FASB ASC 310-10-35. The fair value consists of loan balances of $9,472,000, less valuation allowances of $2,302,000, at December 31, 2009 and $2,587,000, less valuation allowances of $1,086,000, at December 31, 2008. Additional provisions for loan losses of $1,217,000 and $405,000 were recorded on these impaired loans during the years ending December 31, 2009 and 2008, respectively.

Foreclosed assets—Fair value of foreclosed assets was based on independent third party appraisals of the properties. These values were identified based on the sales prices of similar properties in the proximate vicinity. Foreclosed assets were written down by $43,000 and $70,000, during the years ended December 31, 2009 and 2008, respectively.

Note 17—Parent Company Financial Information

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$843,432	$3,029,075
Investment in bank subsidiary	47,857,414	51,459,657
Refundable income taxes	32,628	277,955
Other assets	—	5,963

Total Assets	$48,733,474	$54,772,650

Liabilities and Stockholders’ Equity
Liabilities, other	$498,000	$94,400

Stockholders’ equity
Common stock	$69,000	$69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	54,039,297	61,928,289
Accumulated other comprehensive loss	(1,672,633)	(3,118,849)
Treasury stock, at cost	(23,539,805)	(23,539,805)

Total Stockholders’ Equity	48,235,474	54,678,250

Total Liabilities and Stockholders’ Equity	$48,733,474	$54,772,650

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 17—Parent Only Financial Information (Continued)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Dividends from bank subsidiary	$—	$3,800,000	$3,800,000
Interest income	2,611	2,592	2,823

Income before Expenses	2,611	3,802,592	3,802,823
Non-interest expenses	1,887,058	818,026	414,257

Income (Loss) before Equity in Undistributed Earnings (Loss) of Subsidiary and Income Tax Benefit	(1,884,447)	2,984,566	3,388,566
Equity in undistributed earnings (loss) of subsidiary	(5,048,459)	(801,123)	825,167

Income (loss) before Income Tax Benefit	(6,932,906)	2,183,443	4,213,733
Income tax benefit (benefit)	(327,154)	(275,875)	(138,515)

Net Income (Loss)	$(6,605,752)	$2,459,318	$4,352,248

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(6,605,752)	$2,459,318	$4,352,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	5,048,459	801,123	(825,167)
Decrease (increase) in other assets	5,963	(5,963)	—
Decrease (increase) in refundable income taxes	245,327	(137,360)	(23,832)
Increase in other liabilities	403,600	32,595	2,125

Net Cash (Used in) Provided by Operating Activities	(902,403)	3,149,713	3,505,374

Cash Flows from Financing Activities
Cash dividends paid	(1,283,240)	(4,173,455)	(4,577,499)
Purchase of treasury stock	—	(361,101)	—

Net Cash Used in Financing Activities	(1,283,240)	(4,534,556)	(4,577,499)

Net Decrease in Cash and Cash Equivalents	(2,185,643)	(1,384,843)	(1,072,125)
Cash and Cash Equivalents—Beginning	3,029,075	4,413,918	5,486,043

Cash and Cash Equivalents—Ending	$843,432	$3,029,075	$4,413,918

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Note 18—Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Amounts)
Interest income	$8,339	$7,951	$7,652	$7,785
Interest expense	3,298	3,053	2,708	2,431

Net Interest Income	5,041	4,898	4,944	5,354
Provision for loan losses	525	850	850	1,800

Net Interest Income after Provision for Loan Losses	4,516	4,048	4,094	3,554
Non-interest income	915	395	367	369
Non-interest expenses	4,731	8,225	4,460	8,145

Income (loss) before Income Taxes	700	(3,782)	1	(4,222)
Income taxes (benefit)	262	(191)	11	(779)

Net Income (loss)	$438	$(3,591)	$(10)	$(3,443)

Net income (loss) per common share:
Basic	$0.09	$(0.73)	$0.00	$(0.70)

Diluted	$0.09	$(0.73)	$0.00	$(0.70)

Dividends per common share	$0.15	$0.11	$0.00	$0.00

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Amounts)
Interest income	$9,121	$8,764	$8,661	$8,669
Interest expense	4,436	4,016	3,514	3,439

Net Interest Income	4,685	4,748	5,147	5,230
Provision for loan losses	78	151	352	1,049

Net Interest Income after Provision for Loan Losses	4,607	4,597	4,795	4,181
Non-interest income	538	555	640	690
Non-interest expenses	3,544	3,625	4,426	4,825

Income before Income Taxes	1,601	1,527	1,009	46
Income taxes	591	564	398	171

Net Income (Loss)	$1,010	$963	$611	$(125)

Net income (loss) per common share:
Basic	$0.20	$0.20	$0.12	$(0.03)

Diluted	$0.20	$0.20	$0.12	$(0.03)

Dividends per common share	$0.23	$0.23	$0.23	$0.15

Note 19—Sale of Branch Office

On March 6, 2009, the Bank completed its transaction for the sale of assets and transfer of liabilities of the Bank’s Fort Lee, New Jersey banking office, as well as assignment of the lease for that office, to NewBank, a New York chartered commercial bank located in Flushing, New York. As of that date, the deposits of the Bank’s

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

Fort Lee branch were approximately $14.5 million. The purchase price for the assets of the branch, which was offset against the amount owed to NewBank for assuming the branch’s deposits, was $500,000. The Bank recorded a gain of approximately $492,000 as a result of the sale.

Note 20—Stock Repurchase Program

In the fourth quarter of 2008, Pamrapo Bancorp, Inc. repurchased 40,000 shares under its previous share repurchase program that was announced on August 22, 2000, at an average price of $9.00, leaving only 1,465 shares remaining that may be repurchased under that program as of December 31, 2009. Pamrapo Bancorp, Inc. announced on February 3, 2009 that its Board of Directors has authorized the repurchase of up to 5% of its outstanding common stock, or approximately 246,700 shares.

Note 21—Merger Agreement

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

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

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

Note 22—Suspension of Dividends

On August 27, 2009, the Company announced that its board of directors has decided to suspend the Company’s regular cash dividends on its common stock, including the dividend for the third quarter of 2009, until further notice.

Note 23—Subsequent Events

The Bank was informed on January 5, 2010 by the FHLB-NY about its decision to impose certain restrictions on the Bank’s credit activities. The Bank now is only able to do short term borrowings (30 days or less) and its eligibility to sell mortgage loans into the Mortgage Partnership Finance (“MPF”) Program has been suspended pending a determination by the FHLBNY that the Bank again meets the eligibility requirements for participation in the MPF Program. The Bank’s line of credit with the FHLB-NY has not been reduced.

The Bank also was informed by the FRB-NY on January 8, 2010 that the Bank (i) no longer qualifies for uncollateralized daylight credit, (ii) is no longer eligible to borrow under the FRB-NY Discount Window’s primary credit program, rather requests to borrow at the Window will be considered under the secondary credit program and granted on an overnight basis, and (iii) is now required to prefund its Automated Clearing House credit originations.

On March 29, 2010, the Bank entered into a plea agreement with the United States Attorney’s Office for the District of New Jersey and the U.S. Department of Justice (collectively, the “United States”) to resolve a previously disclosed investigation into the Bank’s Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program. The plea agreement was approved by the Bank and the United States, and was accepted by the United States District Court for New Jersey.

Under the agreement, the Bank pleaded guilty to a criminal information charging it with a single count of conspiracy to fail to file Currency Transaction Reports and Suspicious Activity Reports and to fail to establish an adequate anti-money laundering program as required by the Bank Secrecy Act and its implementing regulations (the “Information”). The Bank forfeited $5 million to the United States.

According to the terms of the plea, the United States has agreed that it will not bring any additional criminal charges against the Bank in connection with the criminal conduct alleged in the Information.

Pamrapo Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009, 2008 and 2007

On March 29, 2010, the Bank agreed to a consent order and payment of a civil money penalty of $5 million assessed concurrently by the OTS relating to the Bank’s BSA/AML compliance controls. The penalty does not require a separate payment to the OTS or United States from the amount forfeited pursuant to the agreement with the United States. The Bank has not yet entered into a consent order with the FinCEN.

Reserves totalling $5 million for the forfeiture and the concurrent OTS civil money penalty were previously established by the Bank as reported in Forms 8-K filed with the Securities and Exchange Commission on June 23, 2009 and December 7, 2009.

Note 24—Regulatory Update

The Bank is subject to a range of bank regulatory compliance obligations. In connection with a routine compliance examination by the Office of Thrift Supervision (“OTS”), completed on June 30, 2008, certain deficiencies were identified. The Bank has and continues to take steps to remediate these deficiencies and to strengthen the Bank’s overall compliance programs. The Bank agreed to a cease and desist order (the “2008 Order”) issued by the OTS on September 26, 2008 as a result of issues relating to the Bank’s compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”). The 2008 Order did not identify or relate to any issues regarding the safety and soundness of the Bank.

The 2008 Order requires the Bank to strengthen its BSA/AML Program, to strengthen its Compliance Maintenance Program and internal controls related to those matters, and to take certain other actions identified by the OTS in the 2008 Order. The Bank has implemented initiatives to enhance, among other things, its BSA/AML Program and its Compliance Management Program in accordance with the requirements of the 2008 Order.

On January 22, 2010, the Company announced that the Bank, stipulated and consented to a Cease and Desist Order (the “Order”) issued by the Office of Thrift Supervision (the “OTS”). The Order became effective on January 21, 2010. The previously disclosed Cease and Desist Order issued by the OTS and consented to by the Bank on September 26, 2008 remains in effect.

The Order was issued as a result of matters relating to the Bank’s compliance with certain laws and regulations, and deficiencies in its operations and management. The Order requires the Bank to prepare and submit to the OTS an updated three-year business plan for calendar years 2010 to 2012, and to prepare and submit to the OTS a management plan. The Order also requires the Bank to appoint at least three (3) new independent members to the Bank’s board of directors in the event that the sale or merger of the Bank is not completed by March 31, 2010. The Bank, pursuant to the Order, shall not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior permission of the OTS. The Order also requires the Bank to maintain adequate and effective internal controls and corporate governance policies, procedures and practices, including an internal audit program, an independent compliance oversight program, and an effective internal loan review program and to take certain other actions identified by the OTS in the Order. The Bank has already begun to implement several initiatives to enhance, among other things, its management and corporate governance in accordance with the requirements of the Order.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed on Form 8-K filed by the Company on October 1, 2009, on October 1, 2009, Beard Miller Company LLP (“Beard Miller”), an independent registered public accounting firm and the independent auditor of the Company, was combined with ParenteBeard, LLC (“ParenteBeard”) in a transaction pursuant to which Beard Miller combined its operations with ParenteBeard and certain of the professional staff and partners of Beard Miller joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009, Beard Miller resigned as the auditors of the Company and ParenteBeard was engaged as the Company’s independent auditor, with the approval of the Audit Committee of the Company’s Board of Directors.

During the years ended December 31, 2008 and 2007, and during the interim period from January 1, 2009 through October 1, 2009, there were no disagreements with Beard Miller on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard Miller would have caused it to make reference to such disagreement in its report.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Financial Officer and Interim Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The purpose of these controls and procedures is to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. Based on the evaluation, the Company’s Chief Financial Officer and Interim Chief Executive Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

March 31, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria because management has identified the following material weakness:

Pamrapo Service Corporation—The controls relating to fees and commissions from sale of financial products payable to Pamrapo Service Corporation, a wholly-owned subsidiary of the Bank, were inadequate. In August 2008, management became aware that certain commission payments from a third-party broker, which were payable to Pamrapo Service Corporation, as required by its policies and procedures, were being paid directly to the manager of Pamrapo Service Corporation. The direct payments to the manager were made pursuant to a letter between a third-party broker and the president of Pamrapo Service Corporation. These direct payments constituted a change in commission structure, which was made without the approval of the board of directors of Pamrapo Service Corporation, as required by its policies and procedures. Following an internal inquiry, the Board of Directors of the Bank was informed of the matter in January 2009. Management, under the oversight of the joint Audit Committee of the Company and the Bank, has taken and is continuing to take actions to remediate this material weakness.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

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

•

An independent consultant was engaged to conduct a forensic audit and to review the business records of Pamrapo Service Corporation. Depending on the outcome of this audit, the independent auditor may provide recommendations regarding procedures and safeguards to be implemented on a going forward basis.

The Company will continue to evaluate the effectiveness of the remedial measures and the actions taken to date as summarized above with the intent to fully correct the weakness in internal control over financial reporting.

Item 9B. Other Information.

A special meeting of the shareholders of the Company was held on February 11, 2010, to consider and vote upon the following proposal:

(1)	A proposal related to adoption of the Agreement and Plan of Merger, dated as of June 29, 2009, as amended on November 5, 2009, by and between BCB Bancorp, Inc. and Pamrapo Bancorp, Inc.

The proposal was approved as follows:

	Votes For	Votes Against or Withheld	Abstentions
Adoption of the Agreement and Plan of Merger	2,713,484	795,591	9,696

There were no broker non-votes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officers and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics is available free of charge by writing to the Secretary of the Company at 611 Avenue C, Bayonne, New Jersey 07002 .

Directors and Executive Officers

Name	Age	Director Since (1)	Expiration of Term	Shares of Common Stock Beneficially Owned (2)	Percent of Class *
DIRECTORS
Patrick D. Conaghan	71	2002	2012	50,500	1.02%
Herman L. Brockman	75	2005	2011	25,000	0.51
Daniel J. Massarelli	77	1960	2011	209,116	4.24%
Kenneth R. Poesl	58	2005	2010	70,903	1.44%
Robert G. Doria	57	2005	2010	19,807	0.14

Name	Age	Shares of Common Stock Beneficially Owned (2)		Percent of Class
Executive Officers (who are not also directors):
Kenneth D. Walter (3)	46	67,335	(4)	1.36%

*	Based on 4,935,542 outstanding shares of Pamrapo as of March 29, 2010
(1)	Includes years of service as a director of the Bank.
(2)	Shares of Common Stock beneficially owned, as determined in accordance with applicable SEC Rules, include shares as to which the respective individual directly or indirectly has or shares voting power (which includes the power to vote or to direct the voting of the shares) and/or investment power (which includes the power to dispose or direct the disposition of the shares).
(3)	Mr. Walter was appointed Interim President and Chief Executive Officer following Mr. Campbell’s retirement effective February 13, 2009.
(4)	Includes 33,741 shares held in Mr. Walter’s 401(k) plan account and 18,238 shares allocated to Mr. Walter’s ESOP account. Also includes 13,000 shares underlying stock options that are currently exercisable.

Business Experience of Directors and Executive Officers.

Patrick D. Conaghan, Esq. —Director of the Company since 2002 and Chairman of the Audit Committee. Mr. Conaghan has been the Chairman of the Audit Committee of our Board of Directors since 2005. He has been a practicing attorney for the law firm of Conaghan and Conaghan since 1971 and is a retired municipal court judge. He has vast experience in litigation matters as well as real estate, business and banking law. Prior to joining the Company as a Director, Mr. Conaghan served as counsel for First Savings and Loan Association from 1985 to 2000.

Our Board of Directors concluded that Mr. Conoghan should serve as a director of the Company based on his legal experience in the real estate and banking areas as practicing attorney at a law firm for over 30 years and counsel to another savings and loan association for 15 years, which assists the Company in identifying and managing its legal risks, corporate governance matters and business opportunities.

Herman L. Brockman—Director of the Company since 2005. Mr. Brockman ran and managed Brockman Pharmacy in Bayonne for 47 years. He was the sole owner of the Pharmacy. He served on the Board of the Bayonne Medical Center for 28 years, served as its Chairman for 14 years and is currently on the Board of the Windmill Alliance for Handicapped Adults, a local non-profit agency.

Our Board of Directors concluded that Mr. Brockman should serve as a director of the Company based on his vast management experience and his participation in local associations, which may be valuable towards identifying business opportunities within the community of Bayonne.

Daniel J. Massarelli—Director of the Company since 1960 and Chairman of the Board of the Company and Chairman of the Board of the Bank since February 1987. He is a registered pharmacist and former owner of Massarelli Pharmacy, Inc. He is a graduate of Fordham University.

Our Board of Directors concluded that Mr. Massarelli should serve as a director of the Company based on his vast knowledge of the Company and the Bank and his success as manager of his own business, which may assist the Company in maximizing business opportunities, including business with professionals in the health service industry, one of the local markets targeted by the Company.

Kenneth R. Poesl—Director of the Company since 2005. Mr. Poesl is the President, Treasurer and owner of Ken’s Marine Service, Inc., an environmental remediation company that he founded in 1977. He was a founding Director for the Bayonne Community Bank and was a director of its Board for four years. Mr. Poesl is a Trustee of the Bayonne Scout Endowment, advisory board member for the Simpson Baber Foundation for the Autistic, a board member of the Bayonne Education Foundation, a council member of the Grace Lutheran Church, an advisory board member of the Bayonne Windmill Alliance and a member of the United States Coast Guard Area Planning Committee for the Port of New York.

Our Board of Directors concluded that Mr. Poesl should serve as a director of the Company based on his vast experience of the banking business in Bayonne and knowledge of the Bayonne community and the Company’s customers, which make him highly qualified to fulfill his responsibilities as a director of the Company.

Robert G. Doria, C.P.A. —Director of the Company since 2005, Chairman of the Company’s Asset Classification and Investment Committee since 2005, member of the Audit and Loan Committees and Audit Committee Financial Expert. Mr. Doria is a Partner in the firm Donohue, Gironda and Doria, Certified Public Accountants, since 1987. He has served as Tax Commissioner for the State of New Jersey Hudson County Board of Taxation since 1989, is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants, where he served as past president of its Hudson County chapter, and the New York Society of Certified Public Accountants. He was a founding Director for the Bayonne Community

Bank and a director of its Board for four years. Mr. Doria is currently serving as Chairman of the Bayonne Urban Enterprise Zone Corporation. He served as president of the Bayonne Chamber of Commerce, of the Bayonne Economic Development Corporation and of the Bayonne Chapter of UNICO National.

Our Board of Directors concluded that Mr. Doria should serve as a director of the Company based on his extensive accounting and financial expertise, which make him highly qualified to serve as the Audit Committee Financial Expert.

Executive Officers of the Company Who Are Not Also Directors

Kenneth D. Walter—Vice President, Treasurer and Chief Financial Officer of the Company and the Bank since 2001, Interim President and Chief Executive Officer of the Company and the Bank, since February, 2009. He is also an active member on various committees of the Board of Directors, including the Investment, Asset/Liability, Asset Classification, and Loan Review Committee. He was a Comptroller from 2000 to 2001 and Internal Auditor from 1988 to 2000. He is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. Mr. Walter currently serves on the finance committee of St. Peter’s Preparatory School. Mr. Walter is also a Certified Financial Planner.

On January 22, 2010, the Bank entered into an agreement with Mr. Fred G. Kowal to become a Senior Management Advisor/Consultant (the “Agreement”). Mr. Kowal began as a Senior Management Advisor/Consultant on January 25, 2010. He reports directly to the board of directors of the Bank. Mr. Kowal entered into the Agreement for a minimum of eight (8) weeks (the “Term”) and will be paid forty thousand dollars ($40,000) for the entire Term. Because the Merger was not consummated at the end of the Term, Mr. Kowal’s contract will be renewed on a week-to-week basis with a salary of five thousand dollars ($5,000) per week. If for some reason the Merger is not consummated, his contract will be renegotiated.

Mr. Kowal, 57, was the President and Chief Operating Officer of American Bancorp of New Jersey, Inc., a federally chartered financial institution. He joined American Bancorp in 2005, an institution with total assets of over $500 million. From 2001 to 2004, Mr. Kowal served as Chairman of the Board and Chief Executive Officer of Warwick Community Bancorp, Inc. in Warwick, New York, an institution with total assets of over $700 million and previously served as Executive Vice President and Vice Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers (as defined in regulations promulgated by the SEC thereunder) and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year all of its officers, directors and greater than ten percent beneficial owners complied with applicable filing requirements.

Audit Committee

The Audit Committee of the Company and the Bank consists of Patrick D. Conaghan (Chairman), Herman L. Brockman and Robert G. Doria. The Company’s Board of Directors has determined that all of the members of the Audit Committee are “independent directors” as currently defined in Rule 4200 of the NASDAQ Rules and that Robert G. Doria is the “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee of the Company met 21 times during 2009. The Audit Committee of the Bank met 21 times during 2009. These committees are responsible for reporting to the Board on the general financial condition of the Company and the Bank and the results of the annual audit, and are responsible for ensuring that the Company’s and the Bank’s activities are conducted in accordance with applicable laws and regulations.

On March 9, 2004, the Company adopted a Code of Ethics for its Principal Executive Officers and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics is available free of charge by writing to the Secretary of the Company at 661 Avenue C, Bayonne, New Jersey 07002.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table provides information regarding the compensation, for the years ending December 31, 2009, and 2008, paid or accrued for those years, to the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kenneth D. Walter	2009	209,572	—	—	—	—	96,841	16,505	(1)	322,918
Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer	2008	137,597	23,822	—	—	—	16,365	15,620	(2)	193,404

William J. Campbell (3)	2009	50,918						7,316	(4)	58,234
Former President and Chief Executive Officer	2008	448,462	59,556	—	—	—	(47,739)	31,041	(5)	491,320

(1)	Figure given includes 401(k) match of $3,987 and country club dues of $12,518.
(2)	Figure given includes 401(k) match of $3,239, country club dues of $10,881, and $1,500 for services rendered to the Company.
(3)	Mr. Campbell retired effective February 13, 2009. During 2008 and up to February 13, 2009, Mr. Campbell was the only employee director on the board. No compensation was paid to Mr. Campbell for his service as a director. Mr. Campbell retired effective February 13, 2009.
(4)	Figure given includes 401(k) match of $1,269, a car allowance of $3,211 and country club dues of $2,836.
(5)	Figure given includes 401(k) match of $3,240, a car allowance of $19,268, country club dues of $6,033 and $2,500 for services rendered to the Company.

In addition, executive officers participate in other benefit plans available to all employees including the ESOP and the 401(k) Plan.

Employment Agreements

From January 1, 2009 until February 13, 2009, the Company and the Bank had employment agreements with William J. Campbell, former President, Chief Executive Officer and director of the Company and the Bank.

During fiscal year 2008, the Company and the Bank had employment agreements with William J. Campbell, former President, Chief Executive Officer and director of the Company and the Bank.

On October 23, 2007, the Company and the Bank entered into amended and restated employment agreements with William J. Campbell, former President and Chief Executive Officer of the Company and the Bank (“Employment Agreements”). The Employment Agreements amended and restated the employment agreements by and between the Company and the Bank and Mr. Campbell dated November 10, 1989. The

Employment Agreements each provided for a term of 36 full calendar months. On each anniversary date of the Employment Agreements, the Employment Agreements automatically renewed for an additional year, unless written notice of non-renewal was provided to Mr. Campbell that his employment would end at the end of 36 months following the next anniversary date.

As noted above, on February 13, 2009, Mr. Campbell retired as President, Chief Executive Officer and a director of the Company and the Bank. Upon retirement, the Employment Agreements provide Mr. Campbell with continued life and health coverage for the remainder of his life. In addition, the Employment Agreements provide that upon retirement Mr. Campbell shall be entitled to all benefits under any retirement plan of the Company and the Bank, including the Pamrapo Savings Bank, S.L.A. Pension Plan, the Supplemental Executive Retirement Plan, the ESOP and the 401(k) Plan. Such benefits, however, are conditioned on Mr. Campbell’s compliance with plan terms that require that Mr. Campbell, for a full year after the termination of the Employment Agreements, upon reasonable notice, furnish information and assistance to the Bank as may reasonably be required by the Bank in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information on the current holdings of stock options and stock awards by the Named Executive Officers.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth D. Walter	5,431	—	—	$18.41	6/24/13	—	—	—	—
	4,569	—	—	$18.41	6/24/14	—	—	—	—
	3,000	—	—	$29.25	3/23/15	—	—	—	—
William J. Campbell (1)	—	—	—	—	—	—	—	—	—

(1)	Mr. Campbell retired effective February 13, 2009.

Pension Benefits in Fiscal 2009

Pension Plan

The Bank maintains the Pamrapo Savings Bank, S.L.A. Pension Plan (the “Pension Plan”), which is a defined benefit pension plan, for the benefit of salaried employees employed by the Bank who have attained age 21 and completed one thousand hours of service during the plan year or the 12 month period following the commencement of the employee’s employment. A participant’s right to benefits under the Pension Plan is fully vested at age 65 (the normal retirement age). The annual normal retirement benefit is equal to the sum of (i) 1.1% of the participant’s average annual earnings not in excess of his or her covered compensation, multiplied by the participant’s credited service and (ii) 1.5% of the participant’s average annual earnings in excess of his or her covered compensation, multiplied by the participant’s credited service. Under the Pension Plan’s funding method, the actuarial present value of projected benefits of each individual is allocated on a level basis over the expected future earnings period through the assumed retirement date.

Mr. Campbell retired effective February 13, 2009 and, as a result, is entitled under the Pension Plan to either a single lump sum payment of approximately $2,838,190 or one of the following actuarially equivalent monthly benefits: (i) straight life annuity payments of approximately $22,363 beginning on retirement; (ii) joint and survivor annuity payments of approximately $19,299, $18,047 or $16,951, depending on the election; or (iii) period certain and life payments of approximately $21,267, $18,903 or $16,504, depending on the election. Mr. Campbell has elected to receive the 75% joint and survivor annuity payment which is $18,047 per month.

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan (“SERP”) for the benefit of key employees of the Bank. This plan is intended to constitute a non-qualified, deferred retirement plan. Persons eligible to participate are designated by the Board of Directors from time to time and upon terms and conditions as the Board of Directors shall agree upon. A participant who retires at age 65 (the “Normal Retirement Age”) is entitled to an annual retirement benefit equal to seventy-five percent (75%) of his compensation, at the effective date of retirement, reduced by his Pension Plan annual benefit plus an amount equal to any reduction in Company contributions on behalf of the participant resulting from limitations mandated by the Code. Participants retiring before the Normal Retirement Age will receive the same benefits reduced by a percentage based on years of service to the Bank and the number of years prior to the Normal Retirement Age that the participant retires. If, after commencement of benefits, it is determined that any participant in the SERP has committed an act or acts of fraud, embezzlement of proven dishonesty, the participant’s benefits shall be terminated.

In 1997, the SERP was amended so that should Mr. Campbell receive benefits under the SERP, such benefits would be payable to him for a period of fifteen (15) years certain. Mr. Campbell retired effective February 13, 2009 and, as a result, he or, in the event of his death, his beneficiary is entitled to an annual payment of approximately $31,647, pursuant to the SERP, beginning on March 1, 2009 until the year 2024. This amount is based on Mr. Campbell’s annual retirement benefit, pursuant to the SERP, in the amount of $300,000 reduced by the amount of his Pension Plan annual benefit.

Change in Control Agreement

On October 23, 2007, the Company entered into an amended and restated change in control agreement with Kenneth D. Walter, Chief Financial Officer, Vice-President and Treasurer, and Interim President and Chief Executive Officer of the Company (“Change in Control Agreement”). The Change in Control Agreement amends and restates the change in control agreement by and between the Company and Mr. Walter dated January 1, 2002. The Change in Control Agreement is for a term of 36 full calendar months, which term is extended for one day each day until either the board of directors or Mr. Walter elects not to extend the term by providing written notice, in which case the term of the Change in Control Agreement will end on the third anniversary of the date of such notice.

Mr. Walter’s Change in Control Agreement provides that if there is a change in control of the Company or the Bank, as defined in the Change in Control Agreement, Mr. Walter, or in the event of his subsequent death his beneficiary, as the case may be, will be entitled to receive a payment in an amount equal to three times his respective average annual compensation for the three previous years of his employment with the Company and the Bank. Certain insurance coverage maintained by the Bank at the time of any such termination would be continued for a three-year period. If a change in control were to occur, based on his current annual compensation, the amount payable to Mr. Walter would be approximately $579,176. As noted above, in such event, Mr. Walter would also be entitled to a gross-up payment to cover applicable excise taxes if any of the termination benefits were considered “excess parachute payments” under Section 280G and 4999 of the Code, such that the net amount retained by Mr. Walter after deduction of the excise and other applicable taxes would be equal to the amount of benefits due to Mr. Walter under the Change in Control Agreement. Based on his current annual compensation, Mr. Walter would receive a gross up payment of approximately $182,062. The completion of the Merger with BCB will constitute a change in control of the Company. Mr. Walter has agreed to terminate the Change in Control Agreement and waive the right to receive any benefits thereunder as consideration for entering into an employment agreement and executive agreement with BCB Bank and BCB, respectively, following the completion of the Merger, in accordance with a waiver and termination agreement entered into with BCB, the Company and the Bank, at the time of execution of the Merger Agreement.

Directors’ Compensation

Directors’ Fees. The Company is the parent company of the Bank. It is responsible for establishing and paying the fees to the directors of the Company and Bank. During fiscal year 2009, directors of the Bank received an annual retainer of $20,000. Directors of the Company received $500 for each Board of Directors meeting of the Company attended. Directors of the Bank received $650 for each Board meeting attended and $550 for each committee meeting attended, except for the Chairman of the Board, who received $750 for each Board meeting attended and $650 for each committee meeting attended. The Chairman of the Audit Committee received $1,000 for each meeting attended and the members of the Audit Committee received $650 for each Audit Committee meeting attended. Directors who are also full time employees of the Bank receive no fees for attending meetings or other compensation in their capacity as directors.

Other Compensation. In addition to their directors’ fees, Messrs. Massarelli and Morecraft, who participate and who participated, respectively, in inspections made in the course of the loan application process of the Bank, are and were, respectively compensated $150 for every inspection made in Bayonne, New Jersey and $250 for every inspection made outside of the Bayonne area, plus a mileage allowance. Mr. Massarelli received $28,900 and Mr. Morecraft received $25,000 for inspections during fiscal year 2009.

Directors’ Consultation and Retirement Plan. The Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan (the “Retirement Plan”) was amended and restated on December 16, 2008. Under the amended and restated Retirement Plan, a director who is not an officer or employee of the Bank and who has served as a director for at least ten years will be eligible, upon retirement, to receive $13,900 annually for a period of five years. Notwithstanding the foregoing, in the event of death of the retired director, payments will cease immediately. In the event of a change in control of the Bank, as defined in Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder, each retired director that is a participant under the Retirement Plan will receive a single lump sum payment of $13,900 within seven (7) days following the change in control.

Director Compensation Table

The following table provides information regarding director compensation in 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Herman L. Brockman	65,950	—	—	—	—	—		65,950
William J. Campbell (1)	—	—	—	—	—	—		—
Patrick D. Conaghan	79,800	—	—	—	—	—		79,800
Robert G. Doria	72,700	—	—	—	—	—		72,700
Daniel J. Massarelli	69,550	—	—	—	—	28,900	(2)	98,450
John A. Morecraft (3)	36,500	—	—	—	—	25,000	(2)	61,500
Francis J. O’Donnell		—	—	—	13,900	—		13,900
Kenneth R. Poesl	53,350	—	—	—	—	—		53,350

(1)	Mr. Campbell retired effective February 13, 2009. From January 1, 2009 to February 13, 2009, Mr. Campbell was the only employee director on the board. No compensation was paid to Mr. Campbell for his service as a director during his tenure in 2009.
(2)	Messrs. Massarelli who participates and Morecraft, who participated in inspections made in the course of the loan application process of the Bank, are and were, respectively, compensated $150 for every inspection made in Bayonne, New Jersey and $250 for every inspection made outside of the Bayonne area, plus a mileage allowance. Mr. Massarelli received $28,900 and Mr. Morecraft received $25,000 for inspections during fiscal year 2009.
(3)	Mr. Morecraft passed away on August 29, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as to those persons known by the Company to be beneficial owners of more than 5% of the Company’s shares of Common Stock outstanding on March 29, 2010. Persons and groups owning in excess of 5% of the Company’s Common Stock are required to file certain reports regarding such ownership with the Company and with the Securities and Exchange Commission (“SEC”), in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Other than those persons listed below, the Company is not aware of any person or group that owns more than 5% of the Company’s Common Stock as of March 29, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William J. Campbell 11030 Gulfshore Drive Apt. 704 Naples, FL 33963	601,072	(1)	12.18%

(1)	Includes 15,301 shares held in Mr. Campbell’s 401(k) Plan account, 25 shares allocated to Mr. Campbell’s ESOP account and 127,401 shares held in Mr. Campbell’s IRA. Also includes 164,569 shares held by the William J. Campbell Grantor Retained Annuity Trust over which Mr. Campbell shares voting and investment power.

Security Ownership of Management

Name of Beneficial Owner	Shares of Pamrapo Common Stock (1)		Percentage (2)
Daniel J. Massarelli	209,116		4.24%
Kenneth R. Poesl	70,903		1.44
Robert G. Doria	19,807		0.14
Patrick D. Conaghan	50,500		1.02
Herman L. Brockman	25,000		0.51
Kenneth Walter	67,335	(3)	1.36
Stock ownership of all directors and executive officers as a group (6 persons)	442,661		8.97

(1)	Shares of Common Stock beneficially owned, as determined in accordance with applicable SEC Rules, include shares as to which the respective individual directly or indirectly has or shares voting power (which includes the power to vote or to direct the voting of the shares) and/or investment power (which includes the power to dispose or direct the disposition of the shares).
(2)	Based on 4,935,542 outstanding shares of Pamrapo as of March 29, 2010.
(3)	Includes 33,741 shares held in Mr. Walter’s 401(k) plan account and 18,238 shares allocated to Mr. Walter’s ESOP account. Also includes 13,000 shares underlying stock options that are currently exercisable.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	31,000	$24.70	22,380
Equity Compensation Plans Not Approved by Stockholders	—		—

Total	31,000	$24.70	22,380

On June 29, 2009, we, entered into an Agreement and Plan of Merger with BCB, pursuant to which the Company will merge with and into BCB, with BCB as the surviving corporation. The Bank, and BCB Bank, also entered into a plan of bank merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Our Board of Directors and stockholders, and the Board of Directors and stockholders of BCB, have approved the Merger and the Merger Agreement.

The completion of the Merger is subject to various closing conditions, including approval from the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. See –Business. Pending Merger with BCB– for a further description of the Merger. The information presented in this Annual Report on Form 10-K does not give effect to the Merger.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

In the ordinary course of business, the Bank has made loans, and may continue to make loans in the future, to its officers, directors and employees. Loans to executive officers and directors are made in the ordinary course of business, on substantially the same terms including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features.

Each of the directors of the Company, except for Daniel J. Massarelli, are “independent” as currently defined in Rule 4200 of The NASDAQ Stock Market Rules (“NASDAQ Rules”).

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company’s independent registered public accounting firm for the last two fiscal years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Audit Fees (1):	$176,000	$158,500
Audit-Related Fees (2):	$44,000	$26,000
Tax Fees: (3)	$15,250	$15,000
All Other Fees:	$—	—

(1)	Includes professional services rendered for the audit of the Company’s annual consolidated financial statements and review of financial statements included in Forms 10-Q and services normally provided in connection with statutory and regulatory filings, i.e. attest services performed in connection with Section 404 of the Sarbanes-Oxley Act, including out-of-pocket expenses.
(2)	Includes fees for the audits to the Company’s employee benefit plans and fees regarding the impending merger.
(3)	Tax fees include the preparation of state and federal tax returns.

All audit, audit-related, tax and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by ParenteBeard, LLC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee charter requires that the Audit Committee pre-approve all audit and non-audit engagement fees, and terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent auditors if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services. On a periodic basis, the independent auditors report to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member reports any pre-approvals to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority to Patrick D. Conaghan, the Chairman of the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Pamrapo Bancorp, Inc.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits.

The following Exhibits are filed as part of this report, and this list includes the Exhibit Index.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Pamrapo Bancorp, Inc. By-laws.[3]

4	Stock Certificate of Pamrapo Bancorp, Inc.[4]

10.1	Restated Bank Employment Agreement by and between Pamrapo Savings Bank, S.L.A. and William J. Campbell.5*

10.2	Restated Holding Company Employment Agreement by and between Pamrapo Bancorp, Inc. and William J. Campbell.5*

10.3	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter.5*

10.4	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.6*

10.5	Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[7]

10.6	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]

10.7	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008.[9]

10.8	Stipulation and Consent to Issuance of Order to Cease and Desist.[9]

10.9	Agreement and Plan of Merger by and between Pamrapo Bancorp, Inc. and BCB Bancorp, Inc.[10]

10.10	Order to Cease and Desist, Order No. NE-10-02, effective January 10, 2010.[11]

10.11	Stipulation and Consent to Issuance of Order to Cease and Desist. [11]

10.12	Pamrapo Savings Bank, S.L.A. Plea Agreement (filed herewith).

10.13	Order of Assessment at a Civil Money Penalty, Order No. NE-10-09, effective March 29, 2010 (filed herewith).

10.14	Stipulation and Consent to the issuance at Order at Assessment of a Civil Money Penalty (filed herewith).

11	Computation of earnings per share (filed herewith).

14	Code of Ethics.[12]

21	Subsidiary information is incorporated herein by reference to “Part I—Subsidiaries.”

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Pamrapo Savings Bank, S.L.A. Information (filed herewith).

99.2	Press release announcing resolution of Pamrapo Savings Bank, S.L.A. Government Investigation (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[6]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[7]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[9]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
[10]	Incorporated herein by reference to the Current Report on Form 8-K, filed on June 30, 2009.
[11]	Incorporated herein by reference to the Current Report on Form 8-K, filed on January 22, 2010.
[12]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.
Dated: March 31, 2010

	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth D. Walter Kenneth D. Walter	Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	March 31, 2010

/s/ Daniel J. Massarelli Daniel J. Massarelli	Chairman of the Board and Director	March 31, 2010

/s/ Patrick D. Conaghan Patrick D. Conaghan	Director	March 31, 2010

/s/ Kenneth R. Poesl Kenneth R. Poesl	Director	March 31, 2010

/s/ Robert G. Doria Robert G. Doria	Director	March 31, 2010

/s/ Herman L. Brockman Herman L. Brockman	Director	March 31, 2010