Form 10-Q
period 2010-03-31
PAMRAPO BANCORP INC
filed 2010-05-13
CIK 854071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value per share 4,935,542 shares outstanding as of May 7, 2010.

PAMRAPO BANCORP, INC.

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and amounts due from depository institutions	$3,348,620	$4,037,102
Interest-bearing deposits in other banks	16,687,313	17,735,447

Cash and Cash Equivalents	20,035,933	21,772,549
Securities available for sale	713,900	712,100
Investment securities held to maturity (estimated fair value of $11,344,441 and $11,336,875, respectively)	11,334,297	11,337,355
Mortgage-backed securities held to maturity (estimated fair value of $84,687,416 and $91,161,838, respectively)	80,968,072	87,750,620
Loans receivable (net of allowance for loan losses of $7,111,997 and $6,591,314, respectively)	420,247,635	421,048,892
Foreclosed real estate	788,718	383,718
Premises and equipment	2,533,245	2,615,081
Federal Home Loan Bank of New York stock	3,620,700	3,395,900
Interest receivable	2,771,872	2,650,291
Deferred tax asset	5,203,983	4,896,390
Other assets	1,200,311	1,237,240

Total Assets	$549,418,666	$557,800,136

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$36,713,978	$35,251,533
Interest bearing	398,584,890	409,240,220

Total Deposits	435,298,868	444,491,753
Advances from Federal Home Loan Bank of New York	56,000,000	51,000,000
Advance payments by borrowers for taxes and insurance	3,365,453	3,261,428
Other liabilities	6,677,634	10,811,481

Total Liabilities	501,341,955	509,564,662

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 25,000,000 shares authorized; 6,900,000 shares issued; 4,935,542 shares (2010 and 2009) outstanding	69,000	69,000
Paid-in capital	19,339,615	19,339,615
Retained earnings	53,849,597	54,039,297
Accumulated other comprehensive loss	(1,641,696)	(1,672,633)
Treasury stock, at cost, 1,964,458 shares (2010 and 2009)	(23,539,805)	(23,539,805)

Total Stockholders’ Equity	48,076,711	48,235,474

Total Liabilities and Stockholders’ Equity	$549,418,666	$557,800,136

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income:
Loans	$6,179,448	$6,763,971
Mortgage-backed securities	965,877	1,305,058
Investments, taxable	218,526	219,622
Investments, non-taxable	13,891	13,891
Other interest-earning assets	50,992	35,976

Total interest income	7,428,734	8,338,518

Interest expense:
Deposits	1,556,323	2,406,528
Advances from Federal Home Loan Bank of New York	633,596	870,390
Overnight borrowings	—	21,043

Total interest expense	2,189,919	3,297,961

Net interest income	5,238,815	5,040,557
Provision for loan losses	700,000	525,000

Net interest income after provision for loan losses	4,538,815	4,515,557

Non-interest income:
Fees and service charges	255,171	250,953
Gain on sale of branch	—	492,037
Commissions from sale of financial products	—	83,320
Other	38,933	88,657

Total non-interest income	294,104	914,967

Non-interest expenses:
Salaries and employee benefits	1,608,359	2,060,148
Net occupancy expense of premises	312,756	329,728
Equipment	294,559	311,281
Advertising	40,956	50,388
Professional fees	1,637,112	1,226,993
Federal insurance premium	402,066	98,803
Loss on foreclosed real estate	5,518	7,652
Merger costs	164,774	—
Other	621,642	645,790

Total non-interest expenses	5,087,742	4,730,783

Income (loss) before income taxes	(254,823)	699,741
Income tax expense (benefit)	(65,123)	262,141

Net income (loss)	$(189,700)	$437,600

Net income (loss) per common share:
Basic	$(0.04)	$0.09

Diluted	$(0.04)	$0.09

Dividends per common share	$0.00	$0.15

Weighted average number of common shares outstanding:
Basic	4,935,542	4,935,542

Diluted	4,935,542	4,935,542

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(189,700)	$437,600

Other comprehensive income, net of income taxes:
Gross unrealized holding losses on securities available for sale	12,104	(26,407)
Benefit plans	39,458	116,482

	51,562	90,075
Deferred income taxes	(20,625)	(36,093)

Other comprehensive income	30,937	53,982

Comprehensive income (loss)	$(158,763)	$491,582

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(189,700)	$437,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	87,199	100,243
Amortization of premiums and discounts, net	29,536	55,406
Amortization of deferred loan fees, net	45,804	42,678
Provision for loan losses	700,000	525,000
(Gain) on sale of branch	—	(492,037)
Deferred income tax (benefit)	(328,218)	(611,993)
(Increase) in accrued interest receivable	(121,581)	(228,740)
Decrease (increase) in other assets	36,929	(1,178,317)
(Decrease) increase in other liabilities	(4,094,389)	2,579,509

Net cash (used in) provided by operating activities	(3,834,420)	1,229,349

Cash flows from investing activities:
Principal repayments on securities available for sale	10,304	18,252
Principal repayments on mortgage-backed securities held to maturity	6,756,070	6,388,811
Net (increase) decrease in loans receivable	(69,547)	6,304,655
Acquisition of foreclosed real estate	(280,000)	—
Additions to premises and equipment	(5,363)	(22,326)
Proceeds from sale of premises and equipment	—	7,962
Purchase of Federal Home Loan Bank of New York stock	(224,800)	(94,200)

Net cash provided by investing activities	6,186,664	12,603,154

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,192,885)	4,541,883
Cash paid upon sale of branch deposits, net of premiums received	—	(13,953,578)
Borrowings from Federal Home Loan Bank of New York	5,000,000	2,100,000
Net increase (decrease) in payments by borrowers for taxes and insurance	104,025	(49,368)
Cash dividends paid	—	(740,330)

Net cash (used in) financing activities	(4,088,860)	(8,101,393)

Net (decrease) increase in cash and cash equivalents	(1,736,616)	5,731,110
Cash and cash equivalents – beginning	21,772,549	13,587,302

Cash and cash equivalents – ending	$20,035,933	$19,318,412

Supplemental information:
Cash paid during the period for:
Interest paid	$2,191,556	$3,300,191

Income taxes paid	$—	$—

Loans transferred to foreclosed real estate	$125,000	$—

See notes to consolidated financial statements.

PAMRAPO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated unaudited financial statements include the accounts of Pamrapo Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Pamrapo Savings Bank, S.L.A. (the “Bank”), Pamrapo Service Corporation, Inc. (the “Corporation”) and Pamrapo Investment Company, Inc. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Currently, the Corporation is an inactive subsidiary due to the fact that it does not conduct any operations.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2010 for items that should be potentially recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these financial statements were issued.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares actually outstanding. Diluted net income (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or convertible into common stock, if dilutive, using the treasury stock method. The Company has 31,000 shares of potentially dilutive common stock equivalent outstanding during the three month periods ended March 31, 2010 and 2009 that are excluded from the calculations as anti-dilutive.

4. BENEFIT PLANS—COMPONENTS OF NET PERIODIC PENSION/SERP COST

	Pension Plan Three Months Ended March 31,		Supplemental Executive Retirement Plan Three Months Ended March 31,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Service cost	$—	$67	$—	$—
Interest cost	121	131	9	21
Expected return on plan assets	(100)	(95)	—	—
Amortization of unrecognized net loss(gain)	78	118	(51)	(18)
Unrecognized past service liability	—	4	12	12

Net periodic benefit expense (credit)	$99	$225	$(30)	$15

5. SECURITIES

SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Mortgage-backed securities	$305,690	$8,210	$—	$313,900
Trust originated preferred security, maturing after 20 years	400,000	—	—	400,000

Total	$705,690	$8,210	$—	$713,900

December 31, 2009:
Mortgage-backed securities	$315,994	$2,906	$800	$318,100
Trust originated preferred security, maturing after 20 years	400,000	—	6,000	394,000

	$715,994	$2,906	$6,800	$712,100

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of the related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
December 31, 2009:
Mortgage-backed securities	$69,102	$139	$82,122	$661	$151,224	$800
Trust originated preferred security	—	—	394,000	6,000	394,000	6,000

	$69,102	$139	$476,122	$6,661	$545,224	$6,800

INVESTMENT SECURITIES HELD TO MATURITY

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Subordinated notes:
Due within one year	$4,000,471	$—	$471	$4,000,000
Due after one within five years	6,000,000	—	—	6,000,000
Municipal obligations:
Due after 10 years through 15 years	1,333,826	13,461	2,846	1,344,441

	$11,334,297	$13,461	$3,317	$11,344,441

December 31, 2009:
Subordinated notes:
Due within one year	$4,003,546	$—	$3,546	$4,000,000
Due after one within five years	6,000,000	—	—	6,000,000
Municipal Obligations:
Due after 10 years through 15 years	1,333,809	3,066	—	1,336,875

	$11,337,355	$3,066	$3,546	$11,336,875

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related investment securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
March 31, 2010:
Subordinated notes	$—	$—	$1,000,000	$471	$1,000,000	$471
Municipal obligations	572,154	2,846	—	—	572,154	2,846

	$572,154	$2,846	$1,000,000	$471	$1,572,154	$3,317

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
December 31, 2009:

Subordinated notes	$—	$—	$1,000,000	$3,546	$1,000,000	$3,546

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Federal Home Loan Mortgage Corporation	$56,910,722	$2,835,883	$—	$59,746,605
Federal National Mortgage Association	14,860,455	676,834	—	15,537,289
Governmental National Mortgage Corporation	86,316	12,612	—	98,928
Collateralized mortgage obligations
Federal Home Loan Mortgage Corporation	5,227,190	160,042	1,940	5,385,292
Federal National Mortgage Corporation	3,883,389	49,474	13,561	3,919,302

	$80,968,072	$3,734,845	$15,501	$84,687,416

December 31, 2009:
Federal Home Loan Mortgage Corporation	$61,302,595	$2,561,789	$9,371	$63,855,013
Federal National Mortgage Association	15,860,217	601,379	—	16,461,596
Government National Mortgage Association	87,938	12,689	—	100,627
Collateralized mortgage obligations
Federal Home Loan Mortgage Corporation	6,350,018	189,270	14,082	6,525,206
Federal National Mortgage Corporation	4,149,852	69,544	—	4,219,396

	$87,750,620	$3,434,671	$23,453	$91,161,838

The unrealized losses, categorized by the length of time of the continuous loss position, and the fair value of the related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Collateralized mortgage obligations	$2,307,653	$13,561	$466,741	$1,940	$2,774,394	$15,501

December 31, 2009:
Federal Home Loan Mortgage Corporation	$1,906,999	$9,371	$—	$—	$1,906,999	$9,371
Collateralized mortgage obligations	—	—	615,691	14,082	615,691	14,082

	$1,906,999	$9,371	$615,691	$14,082	$2,522,690	$23,453

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

Management does not believe that any of the unrealized losses at March 31, 2010 and December 31, 2009, represent an other-than-temporary impairment. Unrealized losses on available for sale securities relate to mortgage-backed securities and a trust originated preferred security, that earn interest at a fixed rate. Such losses are due to changes in market interest rates while the above investments are at fixed rates. The unrealized losses on the held to maturity mortgage backed securities portfolio are due primarily to increases in market interest rates. The securities with unrealized losses are primarily at fixed interest rates. At March 31, 2010, unrealized losses included six mortgage-backed securities and one trust-originated preferred security. At December 31, 2009, unrealized losses included three mortgage-backed securities and one trust originated preferred security.

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

Federal Home Loan Bank of New York (“FHLB”) stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and as of March 31, 2010 and December 31, 2009 consists of common FHLB stock.

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

Management believes no impairment charge is necessary related to the FHLB stock held by the Company as of, and for the quarter and year ended, March 31, 2010 and December 31, 2009, respectively.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair value of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,036	$20,036	$21,773	$21,773
Securities available for sale	714	714	712	712
Investment securities held to maturity	11,334	11,344	11,337	11,337
Mortgage-backed securities held to maturity	80,968	84,687	87,751	91,162
Loans receivable	420,248	437,033	421,049	443,180
FHLB stock	3,621	3,621	3,396	3,396
Interest receivable	2,772	2,772	2,650	2,650

Financial liabilities:
Deposits	$435,299	$438,180	$444,492	$446,885
Advances from FHLB	56,000	57,249	51,000	54,363
Interest payable	277	277	279	279

Commitments to extend credit	—	—	—	—

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

Securities: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets and/or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Advances from FHLB-NY: Fair value is estimated using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

Commitments to extend credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The Company utilizes FASB ASC 820-10 which addresses aspects of the application of fair value accounting. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are as follows:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For assets measured at fair value on a recurring and non-recurring basis, the Company’s fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
March 31, 2010
Recurring:
Securities available for sale	$714	$—	$714	$—
Non-recurring:
Impaired loans	8,722	—	—	8,722

Total	$9,436	$—	$714	$8,722

December 31, 2009
Recurring:
Securities available for sale	$712	$—	$712	$—
Non-recurring:
Impaired loans	7,170	—	—	7,170

Total	$7,882	$—	$712	$7,170

The following valuation techniques were used to measure the fair value of assets in the table above.

Impaired loans — Loans included in the above table are those that are accounted for under FASB ASC 310-10-35, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less valuation allowance as determined under FASB ASC 310-10-35. The fair value consists of the loan balances less valuation allowance as determined under FASB ASC 310-10-35. The fair value consists of loan balances of $8,722,000, net of specific valuation allowances of $2,637,000 at March 31, 2010, and loan balances of $7,170,000, net of valuation allowances of $2,302,000 at December 31, 2009.

Available for Sale Securities — Fair value for available for sale securities was based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. As of March 31, 2010 and December 31, 2009, all fair values on available for sale securities were based on prices obtained from these sources based on actual market quotations for each specific security.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, regulatory agencies, as an integral part of their examinations process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of FASB ASC 715 “Compensation—Retirement Benefits” and FASB ASC 960 “Plan Accounting—Defined Benefit Pension Plan.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability, including the primary employee demographics such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2009.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 810 Consolidation (“ASC 810”) became effective for us on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have an impact on our consolidated financial statements.

FASB ASC 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have an impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009. The adoption of this standard did not have an effect on the amounts reported in the Company’s consolidated financial statements.

9. MERGER.

On June 29, 2009, the Company and BCB Bancorp, Inc. a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which Pamrapo Bancorp, Inc. (the “Company” or the “Registrant”) will merge with and into BCB, with BCB as the surviving corporation (the “Merger”). Pamrapo Savings Bank, S.L.A. (the “Bank” or “Pamrapo”) and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), also entered into a plan of bank merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Our Board of Directors and stockholders, and the Board of Directors and stockholders of BCB, have approved the Merger and the Merger Agreement. The Merger transaction has received all necessary regulatory approvals.

10. LEGAL PROCEEDINGS.

On March 29, 2010, the Bank entered into a plea agreement with the United States to resolve a previously disclosed investigation into the Bank’s Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program. The plea agreement was approved by the Bank and the United States, and was accepted by the United States District Court for New Jersey.

Under the agreement, the Bank pleaded guilty to a criminal information charging it with a single count of conspiracy to fail to file Currency Transaction Reports and Suspicious Activity Reports and to fail to establish an adequate anti-money laundering program as required by the Bank Secrecy Act and its implementing regulations (the “Information”). The Bank forfeited $5 million to the United States on March 29, 2010.

According to the terms of the plea, the United States has agreed that it will not bring any additional criminal charges against the Bank in connection with the criminal conduct alleged in the Information. The plea agreement reflects that the Bank has fully cooperated with the criminal investigation. The Bank continues to fully cooperate with the criminal investigation. On March 29, 2010, the Bank agreed to a consent order and payment of a civil money penalty of $5 million assessed concurrently by the OTS relating to the Bank’s BSA/AML compliance controls. The penalty does not require a separate payment to the OTS or United States from the amount forfeited pursuant to the agreement with the United States. As previously reported on the Company’s annual report on Form 10-K filed with the SEC on March 31, 2010, there is a potential for additional losses regarding the United States investigation, such additional losses would relate to potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by the Financial Crimes Enforcement Network (FinCEN), a part of the United States Treasury Department. The maximum fine a court could impose is $500,000. In addition, FinCEN is seeking an assessment of a civil money penalty of $1 million. The Bank has not yet entered into a consent order with FinCEN.

Reserves totaling $5 million for the forfeiture and the concurrent OTS civil money penalty were previously established by the Bank as reported in Forms 8-K filed with the Securities and Exchange Commission on June 23, 2009 and December 7, 2009. The $5 million forfeiture was charged against the established reserves in March 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, on going litigation, regulatory matters, government investigations and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this cautionary note.

Pending Merger with BCB Bancorp, Inc.

On June 29, 2009, the Company and BCB Bancorp, Inc. a New Jersey corporation (“BCB”), entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which Pamrapo Bancorp, Inc. (the “Company” or the “Registrant”) will merge with and into BCB, with BCB as the surviving corporation (the “Merger”). Pamrapo Savings Bank, S.L.A. (the “Bank” or “Pamrapo”) and BCB Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of BCB (“BCB Bank”), also entered into a plan of bank merger that provides for the merger of the Bank with and into BCB Bank, with BCB Bank as the surviving institution. Our Board of Directors and stockholders, and the Board of Directors and stockholders of BCB, have approved the Merger and the Merger Agreement. The Merger transaction has received all necessary regulatory approvals.

Changes in Financial Condition

The Company’s assets at March 31, 2010 totaled $549.4 million, which represents a decrease of $8.4 million as compared with $557.8 million at December 31, 2009.

Total cash and cash equivalents decreased $1.8 million, or 8.3%, to $20.0 million at March 31, 2010 when compared with $21.8 million at December 31, 2009. The decrease during the three months ended March 31, 2010 resulted from decreases in interest-bearing deposits in other banks and in cash and amounts due from depository institutions.

Securities available for sale at March 31, 2010 increased $2,000 to $714,000 when compared with $712,000 at December 31, 2009. The increase during the three months ended March 31, 2010 resulted primarily from an increase in net unrealized gains of $12,000, partly offset by repayments on securities available for sale of $10,000.

Investment securities held to maturity totaled $11.3 million at March 31, 2010 and December 31, 2009. Mortgage-backed securities held to maturity at March 31, 2010 decreased $6.8 million or 7.7% to $81.0 million when compared with $87.8 million at December 31, 2009. During the three months ended March 31, 2010, principal repayments of mortgage-backed securities held to maturity totaled $6.8 million.

Net loans receivable amounted to $420.2 million at March 31, 2010, as compared to $421.0 million at December 31, 2009. The decrease during the three months ended March 31, 2010 resulted primarily from a $700,000 provision for loan losses and, a $125,000 transfer to foreclosed real estate, which was in part offset by loan originations exceeding principal repayments.

Foreclosed real estate increased $405,000 during the three months ended March 31, 2010, as the Bank foreclosed on a three-family residence, purchasing the first lien for $280,000 in addition to the net loan balance due to the Bank of $125,000.

Deposits at March 31, 2010 totaled $435.3 million as compared with $444.5 million at December 31, 2009, representing a decrease of $9.2 million or 2.1%. The decrease during the three months ended March 31, 2010 resulted primarily from withdrawals by a local municipal agency totaling $4.7 million.

Short-term borrowings from the Federal Home Loan Bank of New York (“FHLB-NY”) were $32.0 million and $23.0 million at March 31, 2010 and December 31, 2009, respectively, which included overnight borrowings of $5.0 million and $0.0, respectively. Long-term borrowings from the FHLB-NY amounted to $24.0 million and $28.0 million at March 31, 2010 and December 31, 2009, respectively.

Other liabilities decreased by $4.1 million from $10.8 million at December 31, 2009 to $6.7 million at March 31, 2010. On March 29, 2010, the Bank entered into a plea agreement with the United States Attorney’s Office for the District of New Jersey (the “U.S. Attorney’s Office”) and the U.S. Department of Justice (collectively, the “United States”) to resolve a previously disclosed investigation into the Bank’s Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program. The plea agreement was approved by the Bank and the United States, and was accepted by the United States District Court for New Jersey. A payment of $5 million was made to the United States on March 29, 2010 which had been fully accrued on the Company’s consolidated statement of financial condition as of December 31, 2009.

Stockholders’ equity totaled $48.1 million and $48.2 million at March 31, 2010 and December 31, 2009, respectively. The decrease for the three months ended March 31, 2010 resulted primarily from a net loss of $190,000.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

The net loss for the three months ended March 31, 2010 totaled $190,000 as compared with net income of $438,000 for the three months ended March 31, 2009. The decrease in net income during the three months ended March 31, 2010 resulted primarily from a decrease in non-interest income and an increase in non-interest expenses, which were partly offset by a decrease in income taxes.

Interest income on loans decreased by $580,000 or 8.6% to $6.2 million during the three months ended March 31, 2010, when compared with $6.8 million for the same 2009 period. The decrease during the 2010 period resulted from a decrease of $13.4 million or 3.1% in the average balance of loans outstanding, along with a decrease of 36 basis points in the yield earned on loans. Interest on mortgage-backed securities decreased $300,000 or 23.1% to $1.0 million during the three months ended March 31, 2010, when compared with $1.3 million for the same 2009 period. The decrease during the 2010 period resulted from a decrease of $30.4 million or 26.4% in the average balance of mortgage-backed securities outstanding, which more than offset a three basis point increase in the yield earned on the mortgage-backed securities. Interest earned on investments was $230,000 during each of the three months ended March 31, 2010 and 2009, with little change in the average balances and yields. Interest earned on other interest-earning assets was $51,000 and $36,000 for the three months ended March 31, 2010 and 2009, respectively. The increase is primarily due to an increase of $2.6 million or 14.4% in the average balance of such assets outstanding, along with an increase of 19 basis points in the yield on the portfolio.

Interest expense on deposits decreased $850,000 or 35.3% to $1.6 million during the three months ended March 31, 2010, when compared to $2.4 million during the same 2009 period. Such decrease was primarily attributable to a decrease of 85 basis points in the cost of interest-bearing deposits, partly offset by an increase of $1.9 million or 0.5% in the average balance of interest-bearing deposits. Interest expense on advances and other borrowed money decreased by $257,000 or 28.9% to $634,000 during the three months ended March 31, 2010, when compared with $891,000 during the same 2009 period, primarily due to a decrease of $34.3 million or 40.2% in the average balance of advances and other borrowings outstanding, partly offset by an increase of 79 basis points in the cost of advances and other borrowings.

Net interest income increased $200,000 or 4.0% during the three months ended March 31, 2010 when compared with the same 2009 period. Such increase was due to a decrease in total interest expense of $1.1 million, which more than offset a decrease in total interest income of $900,000. The Bank’s net interest rate spread was 3.61% in 2010 and 3.05% in 2009. During the three months ended March 31, 2010, there was a decrease in the cost of interest-bearing liabilities of 78 basis points, along with a decrease of 22 basis points in the yield on interest-earning assets.

During the three months ended March 31, 2010 and 2009, the Bank provided $700,000 and $525,000, respectively, as a provision for loan losses. The increase in the provision for loan losses was primarily due to an increase in the Bank’s non-performing loans, loans delinquent ninety days or more, which totaled $24.7 million or 5.8% of total assets at March 31, 2010 compared to $16.0 million or 3.70% of total assets at March 31, 2009. The allowance for loan losses is based on management’s evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2010, $7.0 million of non-performing loans were accruing interest and $17.7 million were on non-accrual status.

Included in the non-performing loans, at March 31, 2010, were $14.3 million in one-to-four family mortgage loans, $2.4 million in multi-family mortgage loans, $4.0 million in non-residential mortgage loans, $3.2 million in construction loans, $0.5 million in commercial loans and $0.3 million in consumer loans.

During the three months ended March 31, 2010 and 2009, the Bank charged off $179,000 and $0 of loans, respectively. There were no recoveries during either period. The allowance for loan losses amounted to $7.1 million at March 31, 2010, representing 1.66% of total loans and 28.8% of loans delinquent ninety days or more, and $5.2 million at March 31, 2009, representing 1.19% of total loans and 32.32% of loans delinquent ninety days or more.

Non-interest income decreased $621,000 or 67.9% to $294,000 during the three months ended March 31, 2010, from $915,000 during the same 2009 period. The prior year period included a gain on the sale of the Fort Lee branch of $492,000 as well as commissions from the sale of financial products which have been discontinued since April 2009 due to management’s decision to eliminate the sale of financial products to the general public in April of 2009 as a result of the on-going investigation in connection with these commissions, as described in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC on March 31, 2010.

Non-interest expenses increased $357,000 or 7.5% to $5.1 million during the three months ended March 31, 2010, when compared with $4.7 million during the same 2009 period. Professional fees and Federal insurance premiums increased $410,000 and $303,000, respectively, partly offset by decreases in salaries and employee benefits of $452,000. The increase in professional fees was predominately due to fees paid to consultants that the Bank engaged as a result of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”), effective September 26, 2008 and the Cease and Desist Order issued by the OTS, effective January 21, 2010, and expenses incurred for legal, accounting and other professional services as a result of the federal grand jury investigation by the U.S. Attorney’s Office and other litigation to which the Company is/was a party.

The income tax benefit totaled $65,000 during the three months ended March 31, 2010 and income tax expense was $262,000 for the same prior-year period. The decrease during the 2010 period resulted from a decrease in pre-tax income of $955,000. The effective income tax rate was (25.5%) and 37.5% for the three months ended March 31, 2010 and 2009, respectively, which included the effect of non-deductible merger costs of $165,000 in the current period.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain sufficient liquidity to ensure the Bank’s safe and sound operation. The Bank’s liquidity averaged 4.38% during the month of March 2010. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity levels as appropriate to meet its asset/liability objectives.

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

Cash was generated by operating activities during the three months ended March 31, 2009. For the same current-year period, cash was used for operating activities, primarily resulting from the $5 million forfeiture to the United States.

The primary sources of investing activities are lending and mortgage-backed securities. Loans receivable amounted to $420.2 million and $421.0 million at March 31, 2010 and December 31, 2009, respectively. Securities available for sale totaled $714,000 and $712,000 at March 31, 2010 and December 31, 2009, respectively. Mortgage-backed securities held to maturity totaled $81.0 million and $87.8 million at March 31, 2010, and December 31, 2009, respectively. In addition to funding new loan production and mortgage-backed securities purchases through operating and financing activities such activities were funded by principal repayments on existing loans and mortgage-backed securities.

The main sources of financing activities are deposits and advances. Deposits were $435.3 million and $444.5 million at March 31, 2010 and December 31, 2009, respectively. Advances from the FHLB-NY totaled $56.0 million and $51.0 million at March 31, 2010 and December 31, 2009, respectively.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY which provide an additional source of funds. At March 31, 2010, advances from the FHLB-NY amounted to $51.0 million and overnight borrowings from the FHLB-NY amounted to $5.0 million.

Effective January 5, 2010, the FHLB-NY imposed certain credit restrictions on the Bank which limits borrowings from the FHLB-NY to a maximum maturity of 30 days and its eligibility to sell mortgage loans into the Mortgage Partnership Finance (“MPF”) Program has been suspended pending a determination by the FHLB-NY that the Bank again meets the eligibility requirements for participation in the MPF Program. The Company continues to have the revolving overnight line of credit available to the extent collateral is provided by the Company. As of January 5, 2010, borrowings must be secured by mortgage-backed securities or specific mortgage loans, rather than by mortgage-backed securities or blanket mortgage loans. As of March 31, 2010, the Company had $30.4 million of mortgage-backed security pledges in excess of amounts borrowed.

In January 2010, the FRB-NY informed the Bank that it (i) no longer qualifies for uncollateralized daylight credit, (ii) is no longer eligible to borrow under the FRB-NY Discount Window’s primary credit program, rather requests to borrow at the Window will be considered under the secondary credit program and granted on an overnight basis, and (iii) is now required to prefund its Automated Clearing House credit originations.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2010, the Bank had outstanding commitments to originate loans of $4.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $172.7 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

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

The following table sets forth the Bank’s capital position at March 31, 2010, as compared to the minimum regulatory capital requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$54,255	14.71%	$29,509	8.00%	$36,886	10.00%

Tier 1 Capital (to risk-weighted assets)	49,780	13.50	—	—	22,132	6.00

Core (Tier 1) Capital (to adjusted total assets)	49,780	9.06	21,987	4.00	27,484	5.00

Tangible Capital (to adjusted total assets)	49,780	9.06	8,245	1.50	—	—

Off-Balance Sheet Arrangements

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit secured by real estate. The following table presents these off-balance sheet arrangements at March 31, 2010.

Off-Balance Sheet Arrangements	Total	Commitment Expiration By Period
		One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	More Than Five Years
	(In Thousands)
To originate loans	$4,602	$4,602	$—	$—	$—
Unused lines of credit	12,198	12,198	—	—	—
Letters of credit	1,559	1,549	10	—	—

Total	$18,359	$18,349	$10	$—	$—

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.	Controls and Procedures

Not Applicable

ITEM 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Financial Officer and Interim Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The purpose of these controls and procedures is to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. Based on the evaluation, the Company’s Chief Financial Officer and Interim Chief Executive Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as identified during management’s assessment of internal control over financial reporting as of December 31, 2009, the Company’s disclosure controls and procedures were not effective as of March 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment of internal control over financial reporting as of the end of fiscal 2009, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2009, which also existed as of March 31, 2010:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management, under the oversight of the joint Audit Committee of the Company and the Bank, has taken and is continuing to take actions to remediate the material weakness described above.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On March 29, 2010, the Bank entered into a plea agreement with the United States to resolve a previously disclosed investigation into the Bank’s Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program. The plea agreement was approved by the Bank and the United States, and was accepted by the United States District Court for New Jersey.

Under the agreement, the Bank pleaded guilty to a criminal information charging it with a single count of conspiracy to fail to file Currency Transaction Reports and Suspicious Activity Reports and to fail to establish an adequate anti-money laundering program as required by the Bank Secrecy Act and its implementing regulations (the “Information”). The Bank forfeited $5 million to the United States on March 29, 2010.

According to the terms of the plea, the United States has agreed that it will not bring any additional criminal charges against the Bank in connection with the criminal conduct alleged in the Information. The plea agreement reflects that the Bank has fully cooperated with the criminal investigation. The Bank continues to fully cooperate with the criminal investigation. On March 29, 2010, the Bank agreed to a consent order and payment of a civil money penalty of $5 million assessed concurrently by the OTS relating to the Bank’s BSA/AML compliance controls. The penalty does not require a separate payment to the OTS or United States from the amount forfeited pursuant to the agreement with the United States. As previously reported on the Company’s annual report on Form 10-K filed with the SEC on March 31, 2010, there is a potential for additional losses regarding the United States investigation, such additional losses would relate to potential criminal fines that may be imposed separately by a court, and civil money penalties that may be imposed by the Financial Crimes Enforcement Network (FinCEN), a part of the United States Treasury Department. The maximum fine a court could impose is $500,000, in addition, FinCEN is seeking an assessment of a civil money penalty of $1 million. The Bank has not yet entered into a consent order with FinCEN.

Reserves totaling $5 million for the forfeiture and the concurrent OTS civil money penalty were previously established by the Bank as reported in Forms 8-K filed with the Securities and Exchange Commission on June 23, 2009 and December 7, 2009. The $5 million forfeiture was charged against the established reserves in March 2010.

Class Action Lawsuit. On July 8, 2009, certain stockholders filed a purported class action lawsuit seeking relief with respect to the Merger. On December 8, 2009, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin the special meeting previously scheduled for December 22, 2009 until the Company disseminated an amendment to the respective proxy statement that provided certain information that the plaintiffs asserted was material. The supplemental disclosures were made by the Company on January 1, 2010 pursuant to an agreement with the plaintiffs, whereby the plaintiffs agreed to withdraw their pending motion for injunctive relief in relation to the merger (but not any claims for money damages) provided that the Company included the supplemental disclosures. On February 11, 2010, the stockholders voted to approve the Merger and adopt the Merger Agreement.

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

ITEM 1A.	Risk Factors

Not Applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases by the Company of its common stock during the quarter ended March 31, 2010. As of March 31, 2010, there were 248,165 shares remaining that may be repurchased under the Company’s stock repurchase programs, which were announced on August 22, 2000 and February 3, 2009. Unless modified or revoked by the Company’s Board of Directors, the repurchase authorizations do not expire.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Reserved

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1.1	Certificate of Incorporation of Pamrapo Bancorp, Inc.[1]

3.1.2	Certificate of Amendment to Certificate of Incorporation of Pamrapo Bancorp, Inc.[2]

3.2	Pamrapo Bancorp, Inc. By-laws.[3]

4	Stock Certificate of Pamrapo Bancorp, Inc.[4]

10.1	Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Margaret Russo.[5] *

10.2	Restated Pamrapo Bancorp, Inc. Change in Control Agreement by and between Pamrapo Bancorp, Inc. and Kenneth D. Walter. 6*

10.3	Amended and Restated Pamrapo Savings Bank, S.L.A. Directors’ Consultation and Retirement Plan.[7]

10.4	Pamrapo Bancorp, Inc. 2003 Stock-Based Incentive Plan.[8]

10.5	Order to Cease and Desist, Order No. NE-08-12, effective September 26, 2008.[9]

10.6	Stipulation and Consent to Issuance of Order to Cease and Desist.[9]

10.7	Order to Cease and Desist, Order No. NE-10-02, effective January 10, 2010.[10]

10.8	Stipulation and Consent to Issuance of Order to Cease and Desist.[10]

10.9	Pamrapo Savings Bank, S.L.A. Plea Agreement.[10]

10.10	Order of Assessment of a Civil Money Penalty, Order No. NE-10-09, effective March 29, 2010.[10]

10.11	Stipulation and Consent to Issuance of Order of Assessment of a Civil Money Penalty.[10]

11	Computation of loss per share (filed herewith).

31	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Financial Officer and Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

[1]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
[2]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003.
[3]	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 27, 2007.
[4]	Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-30370), as amended, filed on August 8, 1989.
[5]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.
[6]	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 29, 2007.
[7]	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11 2009.
[8]	Incorporated herein by reference to the 2003 Annual Meeting Proxy Statement, filed on March 31, 2003.
[9]	Incorporated herein by reference to the Current Report on Form 8-K, filed on September 26, 2008.
[10]	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMRAPO BANCORP, INC.

Date: May 13, 2010	By:	/s/ Kenneth D. Walter
Kenneth D. Walter Vice President, Treasurer and Chief Financial Officer, and Interim President and Chief Executive Officer